Form 10-Q
period 1996-03-31
SPECTRUM LABORATORIES INC /CA
filed 1996-05-15
CIK 319013

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549
                                   Form 10-QSB

                                   (Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                  For the quarterly period ended March 31, 1996

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT


                          Commission File Number 0-9478

                           Spectrum Laboratories, Inc.
                     (Exact name of small business issuer as
                            specified in its charter)
          Incorporated pursuant to the laws of the State of California


      Internal Revenue Service - Employer Identification Number 95-3557539


              23022 La Cadena Drive, Laguna Hills, California 92653
                     Address of principal executive offices


                     Issuers Telephone Number (714) 581-3500



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes   X   No
                                       -----    -----


                  Number of shares of Common Stock outstanding
                        as of March 31, 1996: 12,956,769

Spectrum Laboratories, Inc.


Part I - FINANCIAL INFORMATION

                                                                         Page
Item 1.  Financial Statements

         Balance Sheet                                                      3
         Statement of Income, Three Months Ended March 31, 1996             4
         Statement of Cash Flows                                            5
         Notes to Financial Statements                                      6

Item 2.  Management's Discussion and Analysis of Financial Condition

Part II - OTHER  INFORMATION

Item 1.  Legal Proceedings                                                  8
Item 2.  Changes in Securities                                              8
Item 3.  Defaults Upon Senior Securities                                    8
Item 4.  Submission of Matters to a Vote of Security Holders                8
Item 5.  Other Information                                                  8
Item 6.  Exhibits and Reports on Form 8-K                                   8
Signature                                                                   9

                           Spectrum Laboratories, Inc.
                           Consolidated Balance Sheets
                             March 31, 1996 and 1995
                                   (Unaudited)

                                                         3/31/96        3/31/95
Assets
Current Assets
     Cash                                                 754,837       361,582
     Accounts Receivable, Trade                         1,135,274       721,600
     Accounts Receivable, Related Parties                               178,641
     Inventories                                        1,107,382       572,212
     Prepaid Expenses and Other Current Assets             26,881        43,360
     Deferred Taxes                                       378,935        71,015
                                                       ----------    ----------

     Total Current Assets                               3,403,309     1,948,410

Non Current Assets
Equipment and Leasehold Improvements, Net                 941,609       169,946
Investment, at Fair Value                                                16,250
Loan receivable, Related Party                                          112,000
Deferred Income Taxes                                                   295,866
Goodwill                                                2,596,449
Other Assets                                               24,945        10,487
                                                       ----------    ----------

Total Non Current Assets                                3,563,003       604,549

Total Assets                                            6,966,312     2,552,959
                                                       ==========    ==========


Liabilities and Shareholder's Equity
Current Liabilities
     Accounts Payable, Trade                              207,243       137,600
     Accrued Liabilities                                  469,256       129,244
     Current Portion, Long Term Debt                      424,118
     Due to Related Parties                               154,112
     Income Tax Payable                                    64,224
                                                       ----------    ----------

     Total Current Liabilities                          1,318,953       266,844

Other Liabilities
     Note Payable                                       3,712,122
                                                       ----------    ----------

     Total Liabilities                                  5,031,075       266,844

Shareholders' Equity
     Common Stock, no par value:
     10,000,000 shares authorized,
     2,200,000 issued and outstanding                      22,000     4,713,220
     Additional Paid in Capital                         4,712,000
     Retained Earnings, Accumulated Deficit            (2,798,763)   (2,432,879)
     Unrealized Gain on Investment Securities                             5,774

     Total Shareholders' Equity                         1,935,237     2,286,115
                                                       ----------    ----------

     Total Liabilities and Shareholders' Equity         6,966,312     2,552,959
                                                       ==========    ==========

                           Spectrum Laboratories, Inc.
                        Consolidated Statements of Income
                   Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)

                                               Three Months Ended, March 31,
                                                    1996            1995

Sales                                           $ 2,182,530    $   834,288

Costs and Expenses
    Cost of Sales                               $ 1,252,441    $   643,669
    Selling Expenses                                 357355         69,085
    General and Administrative Expenses              312776         85,499
    Research and Development Expenses                 92124         12,352
    Interest Expense, Net of Interest Income          78399         (8,895)
                                                -----------    -----------

    Total Costs and Expenses                    $ 2,093,095    $   801,710
                                                -----------    -----------

Income before Income Taxes                      $    89,435    $    32,578

Provision for Income Taxes                            46654         12,053
                                                -----------    -----------

Net Income                                      $    42,781    $    20,525
                                                ===========    ===========

Net Income per Share                            $      0.02    $      0.01
                                                ===========    ===========

Average number of common and
    common equivalent shares                      2,200,000      2,200,000


                             See accompanying notes

                           Spectrum Laboratories, Inc.
                      Consolidated Statement of Cash Flows
               For the Three Months Ended March 31, 1996 and 1995

                                                  Three Months Ended, March 31,
                                                      1996            1995
Cash Flows from Operating Activities

Net Income                                         $  42,781      $  20,525

Adjustments to reconcile net income to
net cash used in operating activities
      Depreciation and amortization                  113,137         11,822
      Deferred income Taxes                           26,138         12,053

Changes in Assets and Liabilities
      (Increase) in accounts receivable             (119,741)      (348,385)
      Decrease in inventories                        273,061         60,461
      (Increase) in prepaid expenses
          and other current assets                    (7,682)        (1,811)
      (Increase) Decrease in other assets             (3,239)         1,501
      Increase in accounts payable                   (22,581)        13,398
      Increase in accrued liabilities                (10,867)        79,114
                                                   ---------      ---------

      Net cash used in operating activities          291,007       (151,322)

Cash flows from investing activities
      Acquisition of equipment and
          leasehold improvements                    (133,745)       (62,723)
      Investments                                     44,704
                                                   ---------      ---------

      Net cash used in investing activities          (89,041)       (62,723)
                                                                  ---------

Cash flows from financing activities
      Increase in Notes Payable                      470,399
                                                   ---------

      Net Increase (Decrease) in cash                672,365       (214,045)

      Cash at beginning of year                       82,472        575,627
                                                   ---------      ---------

      Cash at end of three months                    754,837        361,582
                                                   =========      =========

Spectrum Laboratories, Inc.
Notes to Consolidated Financial Statements
March 31, 1996
(Unaudited)



1.  Basis for Presentation

The accompanying unaudited interim financial statements consolidate the accounts of Spectrum Laboratories, Inc. ("Spectrum") and its wholly owned subsidiaries, Hydro-Med Products, Inc. (Hydro-Med) and Microgon, Inc., which are collectively referred to as the "Company". All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996 and the results of their operations and their cash flows for the three months ended March 31, 1996 and 1995. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 1995.


2.    Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or net realizable value and are composed of the following:

                                             March 31, 1996    December 31, 1995

Raw Materials                                       881,390             704,740
Work In Progress                                     79,171              82,117
Finished Goods                                      334,901             787,115
                                                 ----------          ----------

                                                  1,295,462           1,573,972
Reserve for Obsolescence                           (188,080)           (193,529)
                                                 ----------          ----------

Total                                             1,107,382           1,380,443
                                                 ----------          ----------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis covers Spectrum Laboratories, Inc. ("Spectrum") and its wholly owned subsidiaries, Hydro-Med Products, Inc. ("Hydro-Med") and Microgon, Inc. which are referred to collectively as the "Company".

Results of Operations

During the three months ended March 31, 1996 and 1995 consolidated sales were $2,182,530 and $834,288, respectively. Hydro-Med's sales were $588,538 in 1996 compared to $568,000 in 1995, the increase is primarily due to normal sales growth. Spectrum's sales were $256,076 for the quarter ending March 31, 1996 compared to $266,000 for the same period of 1995. The decrease in sales is attributed to succumbing to competitive pricing to maintain market share. Microgon's sales were $1,337,916 for the three months ended March 31, 1996. Microgon was acquired in August of 1995 and therefore had no sales in the first quarter of 1995.

Spectrum's gross margin was 28% for the three months of 1996 compared to 23% for the same period of 1995. Margin improvement is attributed to improvement in material purchasing efficiencies.

Hydro-Med's gross margin was 33% compared to 22% for the three months ended March 31, 1996 and 1995 respectively. The increase is due to increased operating efficiencies due to the relocating to Dallas. Microgon's gross margin was $666,304 or 50% in the three months ended March 31, 1996. Microgon was acquired in August of 1995 and therefor had no contributing gross margin in the first quarter of 1995.

Selling expenses were $357,355 compared to $69,025 for the three months ended March 31, 1996 and 1995 respectively. Spectrum's selling expense was $10,265 compared to $21,085 for the periods ended March 31, 1996 and 1995, respectively. The decrease was due to the reallocation of marketing resources to Hydro-Med and Microgon. Hydro-Med's selling expenses were $53,396 and $48,000 for the quarters ending March 31, 1996 and 1995 respectively. Microgon's selling expenses were $293,694 for the three months ended March 31, 1996.

General and administrative expenses were $312,775 compared to $85,499 for the first quarter of 1996 and 1995 respectively. The addition of Microgon expenses are responsible for this increase. Spectrum's general and administration expenses were $43,650 in 1996 compared to $49,897 in 1995 for the three months ended March 31. Hydro-Med's expenses were $351,602 and $72,875 for the three months ended March 31, 1996 and 1995 respectively. These decreases were due to a reallocation of administration shared across all business units.

Research and development expenses were $92,125 compared to $12,352 for the first three months of 1996 and 1995. Microgon R & D accounts for most of this increase, with $79,705 spent for three months ending March 31, 1996. Hydro-Med R & D expenses for the three months ended is $12,352 for 1996, and $12,412 for 1995.

Liquidity and Capital Resources

On March 31, 1996, the Company had cash of $754,837. At present, the Company has no other material unused sources of liquidity. Management expects that cash generated from operations will be sufficient to fund operations for the remainder of 1996.

Capital Commitments

The Company owes $2,500,000 to the Bank of California related to the acquisition of Microgon, Inc.

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          None

Item 2.   Change in Securities
          None

Item 3.   Defaults upon Senior Securities
          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders
          None

Item 5.   Other Information
          None

Item 6.   Exhibits and reports on Form 8-K
          (a) The Company filed no exhibits during the quarter ended March 31, 1996
          (b)   Reports on Form 8-K
                The Company filed no reports on Form 8-K during the quarter ended March 31, 1996

                           Spectrum Laboratories, Inc.



SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

SPECTRUM LABORATORIES, INC.
(Registrant)




- - -------------------------------
Signature

Bruce Peasland
Chief Financial Officer