Form 10QSB/A
period 1996-03-31
SPECTRUM LABORATORIES INC /CA
filed 1996-08-02
CIK 319013

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                  Form 10-QSB/A

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

                               Yes X         No___
                                  ---

 Number of shares of Common Stock outstanding as of January 31, 1996: 12,956,769

Spectrum Laboratories, Inc.

Part I - FINANCIAL INFORMATION
                                                                            Page
Item 1.  Financial Statements
         Balance Sheet                                                        3
         Statement of Income, Three Months Ended March 31, 1996               4
         Statement of Cash Flows                                              5
         Notes to Financial Statements                                        6

Item 2.  Management's Discussion and Analysis of Financial Condition          7

Part II - OTHER  INFORMATION

Item 1.  Legal Proceedings                                                    8
Item 2.  Changes in Securities                                                8
Item 3.  Defaults Upon Senior Securities                                      8
Item 4.  Submission of Matters to a Vote of Security Holders                  8
Item 5.  Other Information                                                    8
Item 6.  Exhibits and Reports on Form 8-K                                     8
Signature                                                                     9


                           Spectrum Laboratories, Inc.
                           Consolidated Balance Sheets
                             March 31, 1996 and 1995
                                   (Unaudited)


                                                                                    3/31/96             3/31/95

Assets
Current Assets
     Cash                                                                     $         754,837   $         361,582
     Accounts Receivable, Trade                                                       1,135,274             721,600
     Accounts Receivable, Related Parties                                                49,674             178,641
     Inventories                                                                      1,195,635             572,212
     Prepaid Expenses and Other Current Assets                                           26,881              43,360
     Deferred Taxes                                                                     378,935              71,015
                                                                              -----------------   -----------------
     Total Current Assets                                                             3,541,236           1,948,410

Non Current Assets
Equipment and Leasehold Improvements, Net                                               941,609             169,946
Investment, at Fair Value                                                                                    16,250
Loan receivable, Related Party                                                                              112,000
Deferred Income Taxes                                                                                       295,866
Goodwill                                                                              3,122,823
Other Assets                                                                             24,945              10,487
                                                                             ------------------   -----------------

Total Non Current Assets                                                              4,089,377             604,549

Total Assets                                                                 $        7,630,612   $       2,552,959
                                                                             ==================   =================

Liabilities and Shareholder's Equity
Current Liabilities
     Accounts Payable, Trade                                                 $          207,243   $         137,600
     Accrued Liabilities                                                                460,291             129,244
     Current Portion, Long Term Debt                                                    428,664
     Due to Related Parties                                                             198,555
     Income Tax Payable                                                                  60,604
                                                                             ------------------   -----------------

     Total Current Liabilities                                                        1,355,358             266,844

Other Liabilities
     Note Payable                                                                     3,712,807
                                                                             ------------------   -----------------

     Total Liabilities                                                                5,068,165             266,844

Shareholders' Equity
     Common Stock, no par value:  10,000,000 shares authorized,
     2,200,000 issued and outstanding                                                   128,344           4,713,220
     Additional Paid in Capital                                                       5,237,848
     Retained Earnings, Accumulated Deficit                                          (2,803,744)         (2,432,879)
     Unrealized Gain on Investment Securities                                                                 5,774
                                                                             ------------------   -----------------

     Total Shareholders' Equity                                                       2,562,448           2,286,115
                                                                             ------------------   -----------------

     Total Liabilities and Shareholders' Equity                              $        7,630,612   $       2,552,959
                                                                             ==================   =================


                           Spectrum Laboratories, Inc.
                        Consolidated Statements of Income
                   Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)

                                                                      Three Months Ended, March 31,
                                                                            1996                        1995

Sales                                                         $        2,182,530           $         834,288

Costs and Expenses
           Cost of Sales                                      $        1,252,441           $         643,669
           Selling Expenses                                              357,355                      69,085
           General and Administrative Expenses                           312,776                      85,499
           Research and Development Expenses                              92,124                      12,352
           Interest Expense, Net of Interest Income                       78,399                      (8,895)
                                                          -----------------------      ----------------------

           Total Costs and Expenses                           $        2,093,095           $         801,710
                                                          -----------------------      ----------------------

Income before Income Taxes                                    $           89,435           $          32,578

Provision for Income Taxes                                                46,654                      12,053
                                                          -----------------------      ----------------------

Net Income                                                    $           42,781           $          20,525
                                                          =======================      ======================

Net Income per Share                                          $             0.02           $            0.01
                                                          =======================      ======================

Average number of common and common equivalent shares                 2,200,000                    2,200,000

                             See accompanying notes


                           Spectrum Laboratories, Inc.
                      Consolidated Statement of Cash Flows
               For the Three Months Ended March 31, 1996 and 1995


                                                                                    Three Months Ended, March 31,
                                                                                   1996                       1995

Cash Flows from Operating Activities

Net Income                                                          $           42,781            $         20,525

Adjustments to reconcile net income to net cash used
in operating activities
      Depreciation and amortization                                            113,137                      11,822
      Deferred income Taxes                                                          0                      12,053

Changes in Assets and Liabilities
      (Increase) in accounts receivable                                       (119,741)                   (348,385)
      Decrease in inventories                                                  184,808                      60,461
      (Increase) in prepaid expenses and other current assets                   (7,682)                     (1,811)
      (Increase) Decrease in other assets                                       (6,969)                      1,501
      Increase in accounts payable                                             (71,598)                     13,398
      Increase in accrued liabilities                                          156,956                      79,114
      Increase in due to related parties                                       631,879
      Increase in long term debt                                             1,101,593
                                                                   ---------------------    -----------------------

      Net cash used in operating activities                                    761,406                    (151,322)

Cash flows from investing activities
      Acquisition of equipment and leasehold improvements                     (133,745)                    (62,723)
      Investments                                                               44,704
                                                                   ---------------------    -----------------------

      Net cash used in investing activities                                    (89,041)                    (62,723)
                                                                   ---------------------    -----------------------

      Net Increase (Decrease) in cash                                          672,365                    (214,045)

      Cash at beginning of year                                                 82,472                     575,627
                                                                   ---------------------    -----------------------

      Cash at end of three months                                              754,837                     361,582
                                                                   =====================    =======================

Spectrum Laboratories, Inc.
Notes to Consolidated Financial Statements
March 31, 1996
(Unaudited)



1.  Basis for Presentation

The accompanying unaudited interim financial statements consolidate the accounts of Spectrum Laboratories, Inc. ("Spectrum") and its divisions serving the medical disposables markets for hospitals and laboratories, and its partially owned subsidiary, Spectrum Europe B.V. (Spectrum B.V.), which are collectively referred to as the "Company". All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996 and the results of their operations and their cash flows for the three months ended March 31, 1996 and 1995. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 1995.


2.    Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or net realizable value and are composed of the following:



                                          March 31, 1996      December 31, 1995

Raw Materials                                  $ 881,390              $ 810,558
Work In Progress                                  79,171                 82,117
Finished Goods                                   423,154                787,115

                                               1,383,715              1,679,790
Reserve for Obsolescence                        (188,080)              (193,529)

Total                                        $ 1,195,635            $ 1,486,261

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis covers Spectrum Laboratories, Inc. ("Spectrum"), its medical disposables for hospitals division and medical disposables for laboratories divisions, and its partially owned subsidiary, Spectrum Europe B.V. (Spectrum B.V.), referred to collectively as the "Company".

Results of Operations

During the three months ended March 31, 1996 and 1995 consolidated sales were $2,182,530 and 834,288, respectively. Medical disposables for hospitals sales were 588,538 in 1996 compared to 568,000 in 1995, the increase is primarily due to normal sales growth. Spectrum's sales were 256,076 for the quarter ending March 31, 1996 compared to 266,000 for the same period of 1995. The decrease in sales is attributed to succumbing to competitive pricing to maintain market share. Medical disposables for laboratories sales were 1,337,916 in the three months ended March 31, 1996. The medical disposables for laboratories division was acquired in August of 1995 and therefore had no sales in the first quarter of 1995.

Spectrum's gross margin was 28% for the three months of 1996 compared to 23% for the same period of 1995. Margin improvement is attributed to improvement in material purchasing efficiencies.

The medical disposables for hospitals division's gross margin was 33% compared to 22% for the three months ended March 31, 1996 and 1995 respectively. The increase is due to increased operating efficiencies due to the relocating to Dallas. The medical disposables for laboratories division's gross margin was $666,304 or 50% in the three months ended March 31, 1996. The medical disposables for laboratories division was acquired in August of 1995 and therefor had no contributing gross margin in the first quarter of 1995.

Selling expenses were $357,355 compared to $69,025 for the three months ended March 31, 1996 and 1995 respectively. Spectrum's selling expense was $10,265 compared to $21,085 for the periods ended March 31, 1996 and 1995, respectively. The decrease was due to the reallocation of marketing resources to medical disposables for hospitals and laboratories divisions. Medical disposables for hospitals division's selling expenses were $53,396 and $48,000 for the quarters ending March 31, 1996 and 1995 respectively. Medical disposables for laboratories division's selling expenses were $293,694 for the three months ended March 31, 1996.

General and administrative expenses were $312,775 compared to $85,499 for the first quarter of 1996 and 1995 respectively. The addition of medical disposables for laboratories expenses are responsible for this increase. Spectrum's general and administration expenses were $43,650 in 1996 compared to $49,897 in 1995 for the three months ended March 31. Medical disposables for hospitals division's expenses were $351,602 and $72,875 for the three months ended March 31, 1996 and 1995 respectively. These decreases were due to a reallocation of administration shared across all business units.

Research and development expenses were $92,125 compared to $12,352 for the first three months of 1996 and 1995. Medical disposables for laboratories R & D accounts for most of this increase, with $79,705 spent for three months ending March 31, 1996. Medical disposables for hospitals R & D expenses for the three months ended is $12,352 for 1996, and $12,412 for 1995.

Liquidity and Capital Resources

On March 31, 1996, the Company had cash of $754,837. At present, the Company has no other material unused sources of liquidity. Management expects that cash generated from operations will be sufficient to fund operations for the remainder of 1996.

Capital Commitments

The Company owes $2,500,000 to the Bank of California related to the acquisition of medical disposables for laboratories division.



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



/s/  BRUCE PEASLAND
- -------------------------------
Signature

Bruce Peasland
Chief Financial Officer