Form 10KSB
period 1995-12-31
SPECTRUM LABORATORIES INC /CA
filed 1996-08-08
CIK 319013

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the Fiscal Year Ended December 31, 1995

                           Commission File No. 0-9478

                           SPECTRUM LABORATORIES, INC.
                 (Name of small business issuer in its charter)

        California                                            95-3557359
(State or other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                           Identification No.)

       23022 La Cadena Drive
      Laguna Hills, California                                  92653
(Address of principal executive offices)                      (Zip Code)

         Issuer's telephone number, including area code: (714) 581-3880

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                                (Title of Class)

        Check  whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes      No  X
                                       -----   -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ].

       State issuer's revenues for its most recent fiscal year: $6,478,299

The aggregate market value of voting stock held by nonaffiliates of the registrant is $161,162 as of April 12, 1996, based on the $.18 per share closing price for the Common Stock in the over-the-counter market on such date, representing 895,149 shares held by nonaffiliates.

Number of shares of Common Stock outstanding as of March 31, 1996:  12,834,394

This report includes a total of 34 consecutive numbered pages; the exhibit index is on page 32



                               TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1995
                           SPECTRUM LABORATORIES, INC.

Item No.                                                                                                       Page
- --------                                                                                                       ----
        PART I
        1.      Description of Business.........................................................................-3-
        2.      Description of Property.........................................................................-7-
        3.      Legal Proceedings...............................................................................-8-
        4.      Submission of Matters to a Vote of Security Holders.............................................-8-

        PART II
        5.      Market for Common Equity and Related Shareholder Matters........................................-8-
        6.      Management's Discussion and Analysis of Financial Condition and Results of
                Operation.......................................................................................-9-
        7.      Financial Statements...........................................................................-11-
        8.      Changes in and Disagreements with Accountants on Accounting and Financial
                Disclosure.....................................................................................-28-

                                                 PART III
        9.      Directors, Executive Officers, Promoters and Control Persons; Compliance with
                Section 16(a) of the Exchange Act..............................................................-28-
        10.     Executive Compensation.........................................................................-29-
        11.     Security Ownership of Certain Beneficial Owners and Management.................................-30-
        12.     Certain Relationships and Related Transactions.................................................-31-
        13.     Exhibits and Reports on Form 8-K...............................................................-32-


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Spectrum Laboratories, Inc. (the ACompany@) was incorporated in California on June 5, 1980 under the name Immutron, Inc., as a successor to a joint venture organized in October 1978 by Nuclear Medical Systems, Inc., and Life Studies, Incorporated. On November 23, 1982, the Company changed its name to Spectrum Laboratories, Inc. The Company is currently investigating the possibility of acquiring substantially all of the assets of Spectrum Medical Industries, Inc., controlled by the Company's Chairman of the Board, Roy T. Eddleman. No definitive agreement has been reached and no financing has been obtained as of this date. This Report contains forward looking statements that involve risks and uncertainties. Spectrum's actual future results could differ materially from those statements. Factors that could contribute to those differences include, but are not limited to, those factors discussed in this Item 1 and in Item 6.

HOLLOW FIBER MEMBRANE DEVICES

On August 1, 1995, the Company acquired 98.8% of the stock of Microgon, Inc. ("Microgon"), a California Corporation located in Laguna Hills, California. Microgon is primarily a manufacturer of hollow fiber membrane devices which are used by pharmaceutical manufacturers, diagnostic manufacturers, medical device manufacturers, scientific laboratories and industrial users.

Microgon products fall into three different categories: laboratory products, OEM and private label products and process products.

Laboratory products, comprising about 25% of sales volume of Microgon product, are small compact membrane devices and are utilized in general laboratory filtration. These are generally sold through distributors.

OEM and private label products are special versions of the laboratory products sold under private label or to manufacturers of medical devices or water treatment systems. Application areas include: point-of-use water filtration; gas filtration for semiconductor blow-off guns, plasma gas cauterizing devices, insufflator kits for endoscopic surgery; drug filtration for surgical eyewash solutions, and pain management parenterals. These products comprise approximately 30% of sales volume and are sold direct to third party manufacturers for resale to the end users.

Process products are tangential flow membrane devices that allow components that are retained by the membrane to be concentrated. Microgon process products are sold direct to pharmaceutical and diagnostic manufacturers in the U.S. where thirty major accounts account for 90% of volume. Overseas sales are both direct and through distributors depending on the region. Process products account for approximately 45% of hollow fiber membrane device sales.

MICROBIOLOGICAL SAMPLING AND TRANSPORT PRODUCTS

The sampling and transport products include swabs sold under the trade names "Calgiswab", "Rayswab" and "Dacroswab" and transport products sold under the name "Transette". All swab and Transette products are used primarily by physicians for sample collection of disease organisms for diagnostic purposes and sell for under $1 each.

The Calgiswab is the leading calcium alginate-tipped swab in the United States. Other Swab products are marketed with wood, plastic, aluminum or stainless steel shafts and cotton, dacron or rayon tips, depending upon use or user preference.

Transettes are sterile sample collection and transport systems consisting of a swab and a plastic pouch containing growth media to protect the sample during shipment. Transettes are available with any of the swabs marketed by the Company and also in disease-specific form wherein the growth media is designed specifically to support the type of organism being tested. A disease-specific Transette is available for gonorrhea testing.

MEDICAL DISPOSABLE DEVICES

Hydro-Med Products, Inc. ("Hydro-Med") is a wholly-owned subsidiary of the Company. Hydro-Med is primarily a manufacturer of medical disposable devices such as sterile surgical drapes for orthopedic and arthroscopic surgical procedures, sterile camera covers, rubber elastic bandages (sterile and nonsterile), esmark bandages, and a tamper-resistant container system for use in harvesting bone and tissue for human transplantation, and other surgical specialty products.


MARKETS AND METHODS OF DISTRIBUTION

HOLLOW FIBER MEMBRANE DEVICES

The Company has over 225 active customers, comprised of pharmaceutical and diagnostic manufacturers, medical device manufacturers, laboratories, laboratory distributors and research institutions for its Microgon products. Approximately 20% of its sales are from non U.S. customers.

MICROBIOLOGICAL SAMPLING AND TRANSPORT PRODUCTS

The Company's microbiological sampling and transport product lines have approximately 275 active customers, of which approximately 30 are domestic and foreign distributors, including Baxter Scientific Products, Fisher Scientific, VWR Scientific and Curtin Matheson Scientific. Direct sales are also made to physician's offices and research and government laboratories.

The Company relies primarily upon unaffiliated distributors, advertising in the distributor catalogs, and direct mailings through product postcards and flyers to market its products. The Company's swab and Transette product lines are prominently displayed in the Baxter Scientific Products advertising literature.

MEDICAL DISPOSABLE DEVICES

Hydro-Med has over 600 active customers, the most active of which are 450 hospitals and 100 hospital supply dealers. Export and O.E.M. accounts are currently confined to a select few products, mostly for orthopedics. Hydro-Med does not employ its own sales force but uses commissioned manufacturers' representatives to call on end users such as hospitals and doctors, as well as stocking distributors capable of supplying product delivery on a local level.


RAW MATERIALS AND SUPPLIES

HOLLOW FIBER MEMBRANE DEVICES

The Company purchases common raw membrane polymers and casting solvents from a variety of sources. Membranes are assembled into housings that are molded from commonly available plastic resins by third party plastic molders, using tooling owned by the Company. Membranes are affixed to the housings by means of proprietary potting resins supplied by two different suppliers who are covered by an industry cooperative disaster recovery plan which allows manufacturers to manufacture the resins in the event of an interruption of supply.

MICROBIOLOGICAL SAMPLING AND TRANSPORT PRODUCTS

The principal raw materials used by the Company in its microbiological products include calcium alginate and several widely available substances such as plastic, cotton, rayon, dacron and aluminum. There are sources of calcium alginate located in France and in the United States, and the Company feels it could supply its need from these sources. The Company orders large quantities of certain raw materials to obtain competitive pricing or to meet its vendors' minimum order requirements. The Company is not dependent upon any one or a limited number of sources for any other raw materials and has not experienced any difficulty in obtaining necessary supplies.

MEDICAL DISPOSABLE DEVICES

The principal raw materials used by Hydro-Med in producing sterile surgical drapes and elastic bandages are yarn, natural latex and plastic film. There are several suppliers in the United States for yarn. Hydro-Med is dependent on one or a limited number of suppliers for plastic film but has not experienced any difficulty in obtaining necessary supplies, and none are presently anticipated.


PATENTS AND TRADEMARKS

HOLLOW FIBER MEMBRANE DEVICES

The Company holds patents for hollow fiber syringe tip filters and trademarks for, DynaFibre, DynaGard, KrosFlo, MediaKap, MiniKap and MiniKros. Fundamental technology is kept as trade secrets. Employees and vendors are covered by suitable non-disclosure agreements.

MICROBIOLOGICAL SAMPLING AND TRANSPORT PRODUCTS

The Company is the assignee of the trademark right to Calgiswab.

MEDICAL DISPOSABLE DEVICES

Hydro-Med is the assignee of two U.S. patents. The patents are for "Apparatus for Forming a Rolled Tubular Fabric Article" and "Surgical Extremity Drape". Hydro-Med is also the assignee of trademark rights to Dry Docks and Strap-Stroll.

A finding of invalidity or unenforceability of certain of the Company's patents, may have a materially adverse effect on the Company's business.


GOVERNMENT REGULATIONS

The Food and Drug Administration (the "FDA") and the California Food and Drug Bureau ("CFDB") regulate the manufacture and quality control procedures of certain of the Company's products. The Company has been audited by the FDA and all items noted during their audit have been addressed or released. Compliance with FDA and CFDB regulations is a significant expense but the Company believes that such expenses are costs of doing business in the industry and that the Company's expenses are similar those of other companies in the business.

HOLLOW FIBER MEMBRANE DEVICES

In addition to regulations enforced by the FDA and the CFDB, the Company is also subject to regulations under the Environmental Protection Act, the Occupational Safety and Health Act, and other present and potential supranational, foreign, Federal, state and local regulations. Compliance with any of these has not had a material effect on the capital expenditures, operations or competitive position of the Company to date.

The Company cannot predict whether future changes in government regulations might increase its cost of conducting business or affect the time required to develop and introduce new products.

DEPENDENCE UPON FEW CUSTOMERS

The Company does not believe that its business would be adversely affected by the loss of any individual customer or small group of customers. During the years ending December 31, 1994 and 1995, no customer accounted for more 10% or more of the Company's total combined sales.


SEASONAL ASPECTS

The Company's business is not subject to significant seasonal fluctuations in sales.


COMPETITIVE FACTORS

HOLLOW FIBER MEMBRANE DEVICES

The Company's hollow fiber membrane devices compete with Gelman Sciences, Millipore, and Nalge in the laboratory products area. OEM and private label products are long-term supply contracts where competition for continuing business is limited. Laboratory products are price and performance competitive with other products for media sterilization. OEM and private label products offer high surface area in compact housings in comparison with competing products. Process products are offered as disposables in competition with traditional tangential flow devices which are cleaned and re-used. Microgon tangential flow products are attractive to users who have critical applications where single-use will ensure optimum performance and/or simplify the validation of the process for FDA approval. In the process area, Millipore and Amicon division of W.R. Grace are the major competitors. It is estimated that Microgon's market share is less than 5% in every market served. MICROBIOLOGICAL SAMPLING AND TRANSPORT PRODUCTS

The Company competes with two major companies, Johnson & Johnson and Becton Dickinson, in the sale of its swab products other than Calgiswab, which competes only with a product marketed by Hardwood Products and Purfybr.

The primary competitive factors affecting the sale of microbiological products are price and quality, and the Company believes that the price and quality of its microbiological products compare favorably with products sold by other companies having greater resources than the Company.

MEDICAL DISPOSABLE DEVICES

Hydro-Med has several competitors for its sterile video camera drape, the largest of whom is considered to be the Xomed Company, a division of Bristol-Meyers. Sterile extremity drapes for surgical procedures are produced by several manufacturers. Companies such as Johnson & Johnson and Baxter Travenol, who include surgical extremity drapes as part of an integrated "procedure pack", both custom and standard, for specific types of procedures, (e.g., orthopedic surgery or arthroscopic or cardiovascular surgical cases), dominate that market.

Hydro-Med manufactures a rubber elastic bandage that does not require the need for metal clips. Currently, the market is dominated by such competitors as Becton Dickinson, producers of ACEJ bandages, Johnson & Johnson, producers of Dyna-FlexJ and Kendall, producers of TensorJ, all of which have greater resources than the Company.

RESEARCH AND DEVELOPMENT

The Company incurred research and development expenses of $186,078 in 1995 and $51,279 in 1994. Research and development are particularly important for the Company's hollow fiber membrane devices.

EMPLOYEES

On December 31, 1995, the Company had 62 employees, of which 43 were production workers, 14 were manufacturing support and administrative personnel and 5 were marketing and customer service representatives. The company believes it has good relations with its employees.


ITEM 2. DESCRIPTION OF PROPERTY

The Company's executive offices are located at 23022 La Cadena Dr., Laguna Hills, California. The building is rented by Spectrum Medical Industries, Inc., an affiliate of the Company, controlled by Roy T. Eddleman with a portion sublet to the Company. The space is used by the Company for storage and general, administration and executive offices. The Company pays a monthly rent of $3,082 based upon square footage used by the Company. The Company's sub lease expires on December 31, 1996.

In January 1995 the Company relocated its Houston, Texas administration office to Laguna Hills, California and its production and warehouse space to Dallas and locations it occupied in Los Angeles and Orange Counties, California. The Houston location was closed.


The following table summarizes the terms of the leases of other properties leased by the Company.

Lessor & Location           Lessee & Usage             Sq. Feet     Begin        End      Term Mths.     Rental
- -----------------           --------------             --------     -----        ---      ----------     ------
Belmont Capital             Hydro-Med                      5,029    1/1/95     12/31/97       36        $ 1,214
2913 Anode Lane             Offices & Storage
Dallas, TX

Gick Family Partnership     Microgon, Inc.                 8,830   12/1/94     12/31/97       12        $4,400(1)
23152 Verdugo Dr.           Light Manufacturing
Laguna Hills, CA            R&D and Offices

Herschel Brown              Spectrum Laboratories,        20,000    1/1/95     12/31/97       36        $4,583(2)
2930 Ladybird Lane          Inc.
Dallas, Texas


(1)     Increases to $4,840 for 1996.

(2)     Increases to $5,083 for 1997.


ITEM 3. LEGAL PROCEEDINGS

There is no material pending legal proceedings to which the Company is a party or of which any of its property is the subject. The Company knows of no legal proceedings contemplated by any governmental authority or agency.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Reference is made to Schedule 14C-2 filed with the Commission on October 19, 1995 concerning approval of the merger with Microgon, the amendment of the Company's certificate of incorporation increasing the authorized shares to 25,000,000 and the adoption of the Company's 1995 Stock Option Plan allowing for the issuance of options to purchase up to 2,000,000 shares of the Company's Common Stock. Approval of outside stockholders was not solicited since affiliates had sufficient shares to consent in writing without a meeting as authorized by the California Corporation law.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's Common Stock is currently traded on the over-the -counter market with trading prices quoted in the National Quotation Bureau Incorporated "Pink Sheets".

The 1995 and 1994 bid and ask quotations are the over-the-counter market quotations obtained from a market maker as of the last day of each quarter during the respective year. The quotations shown represent inter-dealer prices without adjustment for retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

                1995                            Bid             Asked
                ----
                March 31                        3/8             1/2
                June 30                         3/8             5/8
                September 30                    3/8             9/16
                December 29                     5/16            7/16

                1994                            Bid             Asked
                ----
                March 31                        1/4             5/8
                June 30                         7/16            5/8
                September 30                    5/8             1
                December 30                     9/16            7/8

No  dividends  have  been  declared  or paid  by the  Company  since  inception.
Additionally, the Company's financing agreements with the bank prohibit the payment of dividends without the bank's approval. The Company intends to employ all available funds for development of its business and, accordingly, does not intend to pay cash dividends in the foreseeable future.

As of March 30, 1996, the approximate number of holders of record of the Company's Common Stock was 950.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussions relate to the Company, its wholly owned subsidiaries, Hydro-Med Products ("Hydro-Med") and Microgon, Inc. ("Microgon") and its partially owned subsidiary, Spectrum Europe B.V. ("Spectrum B.V.). During 1995, the Company acquired Microgon under a transaction accounted for as a step acquisition. The Company has consolidated the financial position and operations of Spectrum B.V. for all periods presented. See Note 1 of Notes to the Consolidated Financial Statements.


NET SALES

Combined sales for 1995 were $6,478,299 compared to combined sales of $4,786,753 for 1994, a net increase of 35.3%. Substantially all of the increase in sales is attributable to the acquisition of Microgon in August 1995. Additionally, the Company experienced minor sales increases in Hydro-Med and Spectrum B.V. The increase in Hydro-Med sales of approximately 6% or $130,000 were attributable to increased marketing efforts for the Company's bandage products. The increase in Spectrum B.V. sales of approximately 23% or $370,000 were attributable to increased penetration of European markets by Spectrum B.V. since that company's establishment in 1993.


EXPORT SALES AND MAJOR CUSTOMERS

Foreign sales to customers in foreign countries, primarily Europe, amounted to $1,963,007 and $1,591,566 in 1995 and 1994, respectively. This increase was caused by the increased penetration of Spectrum B.V. into the European markets. Major customers change from year to year depending upon the level of purchasers. In 1995 and 1994, no one customer accounted for 10% or more of combined sales.


COST OF SALES

Combined gross margins were 32.03% for 1995 and 37.8% for 1994. The gross margin decreased in 1995 primarily because of increases in cost of goods sold of the Hydro-Med and Laboratories products.


SELLING EXPENSES

Combined selling expenses increased to $952,577 in 1995 from $544,423 in 1994, an increase of 74.9%. In 1995, the Company began supporting its distribution channel with existing sales staff rather than relying on factory or vendor representatives for this support. While this resulted in a reduction in selling expenses of approximately $210,000, this reduction was offset by an increase in selling expenses of approximately $198,000 related to the acquisition of Microgon and $190,000 associated with Spectrum B.V. The increase in expenses resulted from the greater utilization of resources to combat the increased competition in the European market. Selling expenses also increased as a result of a change in product mix to selling more process products in 1995 which have higher selling costs associated with them.


GENERAL AND ADMINISTRATIVE EXPENSES

Combined general and administrative expenses increased approximately $177,248 to 15% of net sales in 1995 from 14% of net sales in 1994. The increase in general and administrative expenses relates to the acquisition of Microgon offset by a slight decrease relating primarily to savings realized as a result of the consolidation of certain facilities and reductions in administrative salaries.

RESEARCH AND DEVELOPMENT

Research and development costs increased from $51,279 in 1994 to $186,078 in 1995 and increased as a percentage of net sales. The increase in research and development expenses was due primarily to the acquisition of Microgon and an increase in costs of research materials and salaries of researchers to develop and test potential new products for Microgon and enhance the capability of certain Hydro-Med product lines.


OTHER INCOME, EXPENSE

Other expense increased to approximately $162,000 in 1995 as compared to 1994. The increase relates to interest incurred on borrowings to finance the Microgon acquisition.


NET INCOME, LOSS

In 1995, the Company incurred a loss of $269,352 as compared to net losses of $64,023 in 1994. The increase in the loss was the result of interrupted sales efforts resulting from the consolidation of the Company's facilities and an increase in selling expenses and research and development expenses without corresponding increases in sales.


PROVISION FOR INCOME TAXES

The provision for income taxes in 1994 and 1995 relates primarily to state taxes and taxes on earnings of the Company's foreign subsidiary.


LIQUIDITY

At December 31, 1995, the Company had cash, cash equivalents, and investments of $127,176. Total working capital was $1,782,588. During 1995, the Company had $199,000 cash used by operating activities and expended approximately $400,000 for property acquisitions and $3,600,000 for the purchase of Microgon. The investment in property and the acquisition of Microgon were funded by borrowings of $3,650,000 and the use of cash reserves existing at December 31, 1994.

Historically, the Company has relied on cash flows from operations and financing from outside sources and/or affiliates to fund its activities and expects to do so in the future. At December 31, 1995, the Company had outstanding borrowings from a bank for $2,500,000, acquisition related borrowings of $487,000 and borrowings from affiliates of $1,180,800. At December 31, 1995, the Company was not in compliance with certain financial covenants relating to the $2,500,000 loan from the bank. Subsequent to December 31, 1995, the Company received waivers for the covenant violations. The Company and its bank are discussing new covenants which the Company can expect to reach and/or ways in which the Company can be brought into compliance with existing covenants.

The Company believes that cash flow from operations combined with successful renegotiation of covenants with its bank will be sufficient for the Company to meet its obligations through December 1997.

ITEM 7. FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Spectrum Laboratories Industries, Inc.:


We have audited the accompanying consolidated balance sheet of Spectrum Laboratories Industries, Inc. and subsidiaries (the Company) as of December 31, 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Spectrum Laboratories, Inc. and subsidiaries at December 31, 1995 and the results of their consolidated operations and their consolidated cash flows for the years ended December 31, 1995 and 1994, in conformity with generally accepted accounting principles.




April 5, 1996
Costa Mesa, California

CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 1995
- --------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                             $   82,472
Investments                                                               44,704
Receivables - Trade, net of allowance for doubtful
  accounts of $26,917                                                  1,015,533
Due from affiliates (Note 8)                                             549,252
Inventories, net (Note 3)                                              1,486,261
Prepaid expenses and other current assets                                 19,199
Current portion of note receivable, affiliated entity (Note 8)            37,333
                                                                      ----------

    Total current assets                                               3,234,754

PROPERTY AND EQUIPMENT, net (Note 4)                                     887,299

OTHER ASSETS:
Note receivable, affiliated entity (Note 8)                               56,000
Deferred income taxes (Note 6)                                           378,935
Other assets                                                              17,976
Goodwill (Note 2)                                                      3,156,525
                                                                      ----------

    Total other assets                                                 3,609,436
                                                                      ----------

    Total assets                                                      $7,731,489
                                                                      ==========

CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 1995 (CONTINUED)
- -------------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                    $   278,842
Accrued salaries, vacation and commissions                              213,973
Accrued professional fees                                                64,270
Accrued other                                                           152,863
Income taxes payable                                                     38,086
Due to affiliates (Note 8)                                              243,170
Current portion of long-term debt (Notes 2 and 7)                       357,144
                                                                    -----------

  Total current liabilities                                           1,348,348

LONG-TERM LIABILITIES:
Long-term debt (Notes 2 and 7)                                        2,629,430
Long-term debt, affiliates (Notes 2 and 7)                            1,180,175
Other long-term liabilities                                              62,142
                                                                    -----------

  Total long-term liabilities                                         3,871,747

MINORITY INTEREST (Note 1)                                               (9,523)

SHAREHOLDERS' EQUITY (Note 5):
Common stock, par value $.01; 25,000,000 shares authorized;
  12,834,394 shares outstanding                                         128,344
Additional paid-in capital                                            5,237,848
Accumulated deficit                                                  (2,825,119)
Unrealized gains on investments                                          12,920
Unrealized loss on foreign currency translation                         (33,076)
                                                                    -----------

  Total shareholders' equity                                          2,520,917
                                                                    -----------

    Total liabilities and shareholders' equity                      $ 7,731,489
                                                                    ===========

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994
- --------------------------------------------------------------------------------


                                                         1995           1994

NET SALES (Notes 8 and 10)                           $ 6,478,299    $ 4,786,753

COSTS AND EXPENSES (Note 8):
Cost of sales                                          4,406,556      3,670,224
Selling                                                  952,577        554,423
General and administrative                               902,653        725,405
Research and development                                 186,078         51,279
Other expense (income), primarily interest               121,853        (41,307)
                                                     -----------    -----------

    Total costs and expenses                           6,569,717      4,960,024
                                                     -----------    -----------

LOSS BEFORE MINORITY INTEREST IN INCOME (LOSS)
  OF SUBSIDIARY AND PROVISION FOR INCOME TAXES           (91,418)      (173,271)

MINORITY INTEREST IN INCOME (LOSS) OF
  SUBSIDIARY (Note 1)                                    139,848       (149,371)
                                                     -----------    -----------

LOSS BEFORE PROVISION FOR INCOME TAXES                  (231,266)       (23,900)

PROVISION FOR INCOME TAXES (Note 6)                       38,086         40,123
                                                     -----------    -----------

NET LOSS                                             $  (269,352)   $   (64,023)
                                                     ===========    ===========

NET LOSS PER COMMON SHARE                            $     (0.05)   $     (0.03)
                                                     ===========    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             5,014,328      2,200,000
                                                     ===========    ===========


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994
- -----------------------------------------------------------------------------------------------------------------------------


                                                                                                                  Unrealized
                                                      Common stock               Additional                       gains on
                                             -------------------------------      paid-in        Accumulated     investment
                                                  Shares         Amount           capital          deficit        securities
BALANCE, January 1, 1994                            2,200,000    $   22,000        $ 4,691,220     $ (2,491,744)      $     -

Net loss                                                                                                (64,023)

Unrealized investment gains, net of tax                                                                                 5,774

Spectrum B.V.                                                                           20,780
                                                   ----------     ---------        -----------     ------------      --------

BALANCE, December 31, 1994                          2,200,000        22,000          4,712,000       (2,555,767)        5,774

Net loss                                                                                               (269,352)

Issuance of common stock in
  connection with acquisition of
  subsidiary (Note 2)                              10,634,394       106,344            525,848

Unrealized investment gains, net of tax                                                                                 7,146

Foreign currency translation loss
                                                   ----------     ---------        -----------     ------------      --------

BALANCE, December 31, 1995                         12,834,394     $ 128,344        $ 5,237,848     $ (2,825,119)     $ 12,920
                                                   ==========     =========        ===========     ============      ========



CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994
- --------------------------------------------------------------------------------------------------------------------------
                                                                                               1995             1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                   $   (269,352)     $  (64,023)
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization                                                                 244,264          48,898
  Gain on sale of securities                                                                      4,805
  Minority interest in income (loss) of subsidiary                                              139,848        (149,371)
  Deferred income taxes                                                                                          35,364
  Change in assets and liabilities, net of effect of acquisition:
    Decrease (increase) in Receivable - trade, net                                              639,815        (399,504)
    Increase in due from affiliates                                                            (530,585)       (112,000)
    Decrease in inventories, net                                                                 43,130         125,809
    Decrease (increase) in prepaid expenses and other current assets                             84,769          (9,714)
    Decrease in other assets                                                                      1,667          12,727
    Increase in accounts payable and accrued and other liabilities                              278,443         (26,249)
    Increase in income taxes payable                                                             38,086
    (Decrease) increase in due to affiliates                                                   (509,969)        634,520
    Other                                                                                      (33,076)
                                                                                             ----------         -------

      Net cash provided by operating activities                                                 131,845          96,457

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment                                                          (376,731)        (55,443)
Acquisition of investments
Decrease in investments, net                                                                    (26,113)         (2,976)
Cash paid for acquisition, net of cash acquired (Note 2)                                     (3,708,353)
Consolidation of European subsidiary                                                                             20,780
                                                                                             ----------         -------

      Net cash used in investing activities                                                  (4,111,197)        (37,639)



CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994 (CONTINUED)
- -------------------------------------------------------------------------------------------------------------------------
                                                                                               1995              1994
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt                                                       $   (302,640)      $       -
Proceeds relating to advances from affiliates and issuances of
  long-term debt                                                                              3,705,502          77,314
                                                                                          -------------      ----------

      Net cash provided by financing activities                                               3,402,862          77,314
                                                                                          -------------      ----------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                                             (576,490)        136,132

CASH AND CASH EQUIVALENTS, beginning of year                                                    658,962         522,830
                                                                                          -------------      ----------

CASH AND CASH EQUIVALENTS, end of year                                                    $      82,472      $  658,962
                                                                                          =============      ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
  Cash paid for:
  Income taxes                                                                            $      18,871    $      4,800
                                                                                          =============    ============
  Interest                                                                                $     242,242     $    51,879
                                                                                          =============     ===========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
The Company recorded unrealized gains of $7,146 and $5,774 on its investment portfolio for the years ended December 31, 1995 and 1994, respectively.

The Company recorded  SMI's  minority  interest in the income (loss) of Spectrum
   B.V. of $139,848 and $(149,371) for the years ended December 31, 1995 and 1994, respectively.

The Company acquired all the capital stock of Microgon, Inc. In conjunction with the acquisition, liabilities were assumed as follows:


        Fair value of assets acquired                                 $4,450,662
        Cash paid for capital stock                                    3,764,089
                                                                      ----------
        Liabilities assumed                                           $  686,573
                                                                      ==========


In conjunction with the acquisition (Note 2), $686,573 of notes payable and common stock valued at $632,192 were assumed and/or issued to the previous and current shareholders

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994
- --------------------------------------------------------------------------------

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Business and Basis of Presentation - Spectrum Laboratories, Inc. (Spectrum or the Company), its wholly-owned subsidiaries, Hydro-Med Products, Inc. (Hydro-Med) and Microgon, Inc. (Microgon) (Note 2), and its partially-owned subsidiary, Spectrum Europe B.V. (Spectrum B.V.), are engaged in a single business segment: the development, manufacture and sale of medical products. Spectrum's product lines consist of microbiological sampling and transport systems. Hydro-Med's product lines consist of surgical drapes, rubber elastic bandages, sterile camera covers and a tamper-resistant container system for use in harvesting bone and tissue for human transplantation. Microgon's product lines consist of disposable cellulose nitrate and cellulose acetate hollow fiber microfiltration modules. All products are for sale primarily to the pharmaceutical, biotechnology and medical industries. The Company operates primarily in the United States with sales in the European market through Spectrum B.V. Spectrum Laboratories is 79% owned by Spectrum Medical Industries, Inc. (SMI), an affiliated entity through common ownership.

        Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Spectrum, its wholly-owned subsidiaries, Hydro-Med and Microgon, and its partially-owned subsidiary, Spectrum B.V. Spectrum and SMI hold approximately 40% and 60% of the equity interest, respectively, of Spectrum B.V. For financial reporting purposes, the assets, liabilities, results of operations and cash flows of Spectrum B.V. are included in Spectrum's consolidated financial statements as Spectrum exercises significant financial and operational control over Spectrum B.V. through common ownership interest. SMI's interest in Spectrum B.V. is reflected as a minority interest in the accompanying consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.

        Use of Estimates - The preparation of the combined financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting years. Actual results could differ from those estimates.

        Credit Risk - The Company sells its products nationally and internationally, primarily through distributors to medical equipment and medical supply companies. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses.

        Cash and Cash Equivalents - Cash and cash equivalents were comprised of demand deposit accounts with original maturities of 90 days or less.

        Inventories - Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market value.

        Investments - The Company accounts for its investments under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company's investments, consisting of government bonds, have been classified as available for sale in the consolidated balance sheet at December 31, 1995. Any unrealized gains or losses related to available for sale securities is recorded as a component of shareholders' equity, net of tax.

        Property and Equipment - Furniture, equipment and leasehold improvements are stated at cost, net of accumulated depreciation and amortization. Depreciation of equipment is provided using the straight-line method over the estimated useful lives (generally five years) of the respective assets. Leasehold improvements are amortized on a straight-line basis over the lesser of the lease term or the estimated useful life of the asset.

        Goodwill - Goodwill represents the excess of the purchase price for Microgon (Note 2) over the fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over a 20 year period. The Company measures the recoverability of goodwill annually by comparing undiscounted expected future cash flows from the related operations to the carrying value of goodwill. Accumulated amortization of goodwill amounted to $66,045 at December 31, 1995.

        Income Taxes - The Company accounts for income taxes under the provision of SFAS No. 109, Accounting for Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

        Revenue Recognition - The Company records revenue at the time the related products are shipped.

        Net Loss Per Common Share - Net loss per common share is computed using the weighted average number of shares of common shares outstanding divided by the net loss. Assumed exercise of outstanding options and the assumed conversion of debt to affiliates into common stock have been excluded due to their anti-dilutive nature.

Translation of Foreign Currencies - Assets and liabilities of Spectrum B.V. are translated into U.S. dollars at year-end rates of exchange, and income and expenses are translated at average rates during the respective years. The functional currency of this subsidiary is the guilder; therefore, translation gains or losses are recorded as a separate component of shareholders' equity

        Fair Value of Financial Instruments - SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash, evidence of ownership interest in equity, or a contractual obligation that both conveys to one entity a right to receive cash or other instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At December 31, 1995, management believes that the carrying amount of cash and cash equivalents, accounts receivable due from affiliates, accounts payable and accrued expenses approximates fair value because of the short maturity of these financial instruments. A portion of long-term debt bears interest at a rate indexed to the prime rate and the remaining long-term debt and notes payable to affiliated parties bears interest at a rate comparable to prime at December 31, 1995; therefore, management believes the carrying amount of the outstanding borrowings at December 31, 1995 approximates fair market value.

        Recent Accounting Pronouncements - In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which becomes effective for fiscal years beginning after December 15, 1995. SFAS No. 121 requires impairment losses to be recognized for long-lived assets used in operation when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The Company must adopt this statement beginning January 1, 1996, and its adoption is not expected to have a significant effect on the Company's financial position or results of operations.

        In October 1995, the FASB issued SFAS No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation, which becomes effective for fiscal years beginning after December 15, 1995. SFAS No. 123 established new financial accounting and reporting standards for stock-based compensation plans. Entities will be allowed to measure compensation expense for stock-based compensation under SFAS No. 123 or APB Opinion No. 25, Accounting for Stock Issued to Employees. Entities electing to remain with the accounting in APB Opinion No. 25 will be required to make pro forma disclosures of net income and earnings per share as if the provisions of SFAS No. 123 had been applied. The Company will adopt this statement in fiscal 1996 as required, and the impact of adoption of this statement has not been quantified.

        Reclassifications - Certain 1994 balances have been reclassified to conform with the 1995 presentation.

2.      ACQUISITION

In April 1993, SMI and Microgon and certain preferred shareholders holding a majority voting interest in Microgon (majority preferred shareholders) entered into an investment and loan agreement (the Agreement). Under the terms of the Agreement, the majority preferred shareholders were granted a put option to sell their shares to Microgon, and Microgon had the right to purchase the shares in exchange for $5,815,770. The preferred shareholders' option was exercisable at the earlier of certain events, as defined in the Agreement, or January 1, 1997. Microgon's option was exercisable after January 1, 1997. As part of the Agreement, the majority preferred shareholders relinquished control over the daily operations of Microgon and transferred authority to SMI to acquire, merge or sell Microgon and to acquire or dispose of significant assets or liabilities. The agreement also provided for the payment by Microgon to certain of its executives, an incentive bonus of $534,230, payable upon certain events, including the exercise of the option. The agreement also provided for the issuance of a convertible note payable to SMI from Microgon in exchange for proceeds of $500,000. On August 1, 1994, SMI sold a portion ($94,500) of the remaining outstanding note balance to two shareholders of Spectrum. Subsequently, all the notes were converted into 824,617 shares of Series G preferred stock of Microgon at $.60 per share.

        On August 1, 1995, in connection with an amendment to this investment and loan agreement (Amended Agreement) between Spectrum, SMI, Microgon and the majority preferred shareholders, Microgon and its shareholders agreed to accelerate the option and the majority preferred shareholders agreed to exercise the option for a reduced purchase price of $3,628,951 and a reduced management bonus of $431,795. At the same time, Microgon redeemed its Series B preferred stock from the majority shareholder in SMI and Spectrum in exchange for $100,000 cash and a note payable for $200,000. The remaining preferred shares outstanding, Series F and G, were converted into an aggregate of 7,428,333 shares of common stock of Microgon at a rate one to one for Series F and eight to one for Series
        G. All other outstanding Microgon common shares were repurchased and retired at .10 per share.

        On August 1, 1995, all of the outstanding Microgon common stock was exchanged for Spectrum common stock at a ratio of 1.43 to one for a total of 10,634,394 shares of Spectrum common stock. The acquisition, which was accounted for as a step acquisition as of August 1, 1995, was valued at $5,082,854, consisting of the reduced purchase price assumption of the liability for the management bonus, carryover basis for the Series B redemption, issuance of Spectrum common shares (valued at carryover basis), and capitalized accounting and legal fees. The purchase price was paid through the issuance of subordinated notes payable of $686,473, issuance of common stock with a carryover basis of $632,192, and a cash payment of $3,764,089. The notes payable are due in January 1997, bear interest at 9% annually and are guaranteed by the majority shareholder in Spectrum. The acquisition was financed through borrowings by Spectrum of $2,500,000 (Note 7) from a bank and $1,105,000 from two significant shareholders of Spectrum (Note 7).

        The following unaudited consolidated pro forma results of operations for the years ended December 31, 1995 and 1994 assume the acquisition occurred as of January 1, 1994. These unaudited consolidated pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results which would have occurred had the acquisition been made as of that date or of results which may occur in the future.

                                                          1995           1994

Net revenues                                           $8,109,046    $ 7,825,007
                                                       ==========    ===========

Net loss                                               $ (680,717)   $   276,216
                                                       ==========    ===========

Net (loss) income per common share                     $     (.05)   $       .02
                                                       ==========    ===========

Weighted average number of common shares used in per
  share computation                                    12,834,394     12,834,394
                                                       ==========    ===========


3.      INVENTORIES

        Inventories consist of the following at December 31, 1995:


           Raw materials                                            $   810,558
           Work in progress                                              82,117
           Finished goods                                               787,115
                                                                    -----------

                                                                      1,679,790
           Reserve for obsolescence                                    (193,529)
                                                                    -----------

           Total                                                    $ 1,486,261
                                                                    ===========

4.      PROPERTY AND EQUIPMENT

        Property and equipment consist of the following at December 31, 1995:

           Equipment                                                $ 3,770,050
           Furniture                                                    225,561
           Leasehold improvements                                       453,912
                                                                    -----------

                                                                      4,449,523
           Less accumulated depreciation and amortization            (3,562,224)
                                                                    -----------

           Total                                                    $   887,299
                                                                    ===========

5.      SHAREHOLDERS' EQUITY

        The Company has a Stock Option Plan (the Plan) providing for options to purchase up to 2,000,000 shares of its common stock. The Plan provides for the granting of options to qualified employees and consultants of the Company at prices which are not less than 85% of the fair market value of the shares as of the date of grant. The options become exercisable as specified in the Plan, but expire not more than ten years from the date of grant. At December 31, 1994, there were options for the purchase of 16,667 shares outstanding, exercisable at $0.60 per share expiring in 2004. During 1995, 240,000 additional options were granted, exercisable at $.32 per share expiring December 31, 2000. At December 31, 1995, options to purchase 256,667 shares were exercisable.
        No options have been exercised to date.


6.      INCOME TAXES

        The Company's income tax provision consists of the following:

                                                      1995             1994

            Current:
              Federal                               $  --            $  --
              State                                   7,200
              Foreign                                30,886            7,700
                                                    -------          -------

                                                     38,086            7,700

            Deferred:
              Federal                                                 32,423
              State
                                                    -------          -------

                                                                      32,423
                                                    -------          -------

                                                    $38,086          $40,123
                                                    =======          =======

        The reported provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 35% to the consolidated loss before provision for income taxes as follows:

                                                         1995            1994

         Statutory federal income tax benefit          $(80,943)       $ (8,365)
         Goodwill amortization                           23,116
         Non-deductible meals and entertainment           6,824           1,654
         State income taxes, net                          4,680           2,925
         Loss without tax benefit                        53,573          36,209
         Effect of foreign taxes                         30,886           7,700
                                                       --------        --------

         Income tax provision                          $ 38,086        $ 40,123
                                                       ========        ========


        The components of the Company's net deferred income tax asset as of December 31, 1995 are as follows:

        Deferred tax liability:
          Deferred state taxes                                      $    (1,680)
          Depreciation                                                   20,497
                                                                    -----------

                                                                        (22,177)

        Deferred tax assets:
          Reserves not currently deductible                              96,875
          Operating loss carryforwards                                3,328,354
          Other                                                          11,419
                                                                    -----------

                                                                      3,436,648
        Valuation allowance                                          (3,035,536)
                                                                    -----------

        Net deferred tax asset                                      $   378,935
                                                                    ===========


        The Company's valuation allowance of $(3,035,536) ($2,618,080 of the valuation allowance relates to Microgon) at December 31, 1995 results from the uncertainty of the Company's ability to utilize net operating loss and tax credit carryforwards to reduce future taxes. The valuation allowance increased $234,699 during 1995.

At December 31, 1995, the Company had net operating loss carryforwards for federal income tax purposes of $9,509,584 ($7,700,000 available to offset income of Microgon only) which expire at various dates from 1998 through 2009. In addition, as a result of the acquisition of Microgon (Note 2), the utilization of Microgon's approximate $7,700,000 federal net operating loss carryforward will be subject to limitations under Internal Revenue Code section 382. The amount of Microgon's net operating loss available for use each year to offset taxable income of Microgon will be approximately $230,000, and it is possible that more than $5,000,000 of the Microgon loss may expire without utilization. The utilization of Microgon's net operating loss carryforward will be utilized first to reduce goodwill, then non-current assets, and finally to reduce the Company's tax provision.



7.      LONG-TERM DEBT

        Long-term debt to unaffiliated entities consists of the following at December 31, 1995:

Note payable to bank collateralized by substantially all of the assets of the
  Company, guaranteed by the majority shareholder, due in monthly principal installments of $29,762 through November 29, 2000, plus a final installment equal to the entire unpaid principal balance and accrued interest on the termination date.  Interest is payable monthly at a bank's prime rate (8.5% at
  December 31, 1995), plus .75 per annum.                                                        $  2,500,000

9% subordinated acquisition notes payable, including accrued interest, guaranteed by the majority shareholder, principal and accrued interest
  due on January 1, 1997.                                                                             486,574
                                                                                                 ------------

                                                                                                    2,986,574
Less current portion                                                                                 (357,144)
                                                                                                 ------------

                                                                                                 $  2,629,430
                                                                                                 ============



        Aggregate maturities of long-term debt as of December 31, 1995 are as follows:

     1996                                                             $ 357,144
     1997                                                               843,717
     1998                                                               357,143
     1999                                                               357,143
     2000                                                              1,071,427
                                                                     -----------
                                                                     $ 2,986,574
                                                                     ===========

        The note payable to the bank includes certain financial covenants, restricts the Company from purchasing property and making loans to affiliates in excess of specified amounts, and prohibits the payment of dividends without prior approval of the bank. The Company was not in compliance with various covenants at December 31, 1995, for which it received waivers. The Company is currently in the process of renegotiating the various covenants under the note agreement to include financial covenants that it expects can be met during 1996.


        Long-term debt, affiliates consist of the following at December 31, 1995:

Convertible notes payable to shareholders,  payable in five equal annual installments aggregating $200,000 plus interest, beginning January 1, 2001, with a final installment of $105,000 plus interest, due on January 1, 2006;
  interest accrues at the rate of 8.75% per annum.  The notes may be converted to shares of common stock at a conversion price of $.31 per share
  and contain antidilution provisions.                                                           $  1,105,000

Notes payable to SMI with interest on the unpaid balance at the bank's prime rate (8.5% at December 31, 1995) plus 2% per annum.  Principal and interest
  are due after January 1, 1997.                                                                       75,175
                                                                                                 ------------

                                                                                                 $  1,180,175
                                                                                                 ============



        Interest expense to affiliates amounted to $41,446 in 1995. There was no interest paid to affiliates in 1994.


8.      AFFILIATED-ENTITIES TRANSACTIONS

        The Company had additional transactions with affiliates as follows:

                                                                                       1995           1994
Rent paid to a company partially owned by a member of the
  Board of Directors                                                               $    36,000      $  46,040

Legal fees to a firm which employs a member of the Board
  of Directors                                                                          70,027          9,782

Purchases from a company controlled by the majority shareholder                        687,539

Sales to a company controlled by the majority shareholder                              189,687          5,694

Consulting fees paid to a company controlled by the majority
  shareholder                                                                           91,133         56,633

Consulting fees received from affiliated companies                                                     39,600



        Companies controlled by, and affiliated with, the majority shareholder share various facilities and services, including office space, manufacturing, administrative and marketing staff assistance, and data processing capabilities. The expenses and revenues associated with staff assistance, services and data processing capabilities are allocated to the respective companies based on time devoted to each company. Overhead costs for shared manufacturing and assembly facilities are allocated based on space utilized. In connection with the shared services and facilities, the Company had amounts due from affiliates of $549,252 and amounts due to affiliates of $243,170 at December 31, 1995.

        The note receivable from an affiliated entity is receivable in monthly installments of $3,111, plus interest at the bank's prime rate plus 1% (8.5% at December 31, 1995) through June 30, 1998 and collateralized by one of the Company's product lines.


9.      COMMITMENTS

        The Company rents manufacturing and office facilities under lease agreements requiring payments of $204,732 in 1996 and $133,564 in 1997. Rent expense under operating leases was $195,343 in 1995 and $98,127 in 1994, of which $36,000 and $46,040 were paid to an affiliated entity in 1995 and 1994, respectively.


10.     FOREIGN SALES

        Sales to customers in foreign countries, primarily Europe, amounted to $1,963,007 and $1,591,566 in 1995 and 1994, respectively.


11.     PROPOSED MERGER

        The Company is currently investigating the possibility of acquiring the outstanding stock of SMI in a leveraged transaction. No definitive agreement has been reached and no financing has been obtained as of April 5, 1995.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
        WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors

Named below are directors serving until an Annual Meeting of Shareholders and until their respective successors are elected and qualify.


Name                                Age               Director Since            Position
Roy T. Eddleman                     56               July 30, 1982              Chairman, CEO & Director

John J. Driscoll                    47               July 30, 1982              Director,
Secretary

Jack Whitescarver                   58               April 1, 1985              Director

Executive Officers of The Company

Roy T. Eddleman                     56               July 30, 1982              Chairman & CEO

Jesus Martinez                      56                    ----                  President

Wayne Schrader                      37                    ----                  Chief Financial
Officer


Business Experience of Directors and Executive Officers

Roy T. Eddleman was elected Chairman of the Board and Chief Executive Officer of the Company on July 30, 1982. Mr. Eddleman has been engaged primarily as a private investor and entrepreneur for more than five years. He owns interests ranging from a minority investment to control in approximately 10 privately held companies, the majority of which are engaged in the manufacture and sale of products.

John J. Driscoll has been employed as an attorney in private practice for over five years and is presently a partner of Gallet Dreyer & Berkey of New York, New York.

Jack Whitescarver is the Deputy Director for the Office of AIDS Research at the National Institutes of Health in Bethesda, Maryland and has been there more than 5 years.

Jesus Martinez has been Chief Operating Officer and President of the Company since September, 1995. Mr. Martinez held the position of Vice President of R&D and Operations from August 1989 to September 1995. He has held senior management positions at Baxter Healthcare Corporation, National Medical Care, Minntech Corporation and is inventor or co-inventor of over twenty patents in medical devices. Mr. Martinez holds graduate and undergraduate degrees in Engineering Sciences and Medical Physiology from Emory University and has over 28 years of extensive experience in membrane filtration devices for the medical, laboratory and industrial markets.

Wayne Schrader, the chief financial officer, has been employed by the Company since June 1995. Prior to being hired by Spectrum Laboratories, Mr. Schrader was the controller of Shugart Corporation from 1986 to 1995. Mr. Schrader became Chief Financial Officer in August 1995.

There are no family relationships between any of the Company's directors and officers. There are no arrangements or understandings between any director and any other person pursuant to which any person was elected or nominated as a director.

The Company has no pension, retirement, annuity, savings or similar benefit plans. Directors are not compensated for their services on the Company's Board of Directors.


ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the annual compensation paid and accrued by the Company during its last three fiscal years to executive officer to whom it paid in excess of $100,000 including cash and issuance of securities:

                                             ANNUAL COMPENSATION                      RESTRICTED LONG TERM
                                                                                            COMPENSATION
                                                                           OTHER   STOCK     SAR'S    LTIP   ALL
NAME AND POSITION            YEAR            SALARY        BONUS           -----   AWARDS    -----    ----  OTHER
- -----------------            ----            ------        -----                   ------                   ------
Roy Eddleman                 1995          $176,099            0         $91,133
Chief Executive Officer
                             1994                 0            0        $116,633
                             1993                 0            0        $250,190
Jesus Martinez President     1995           $84,180      $88,753                    240,000
                             1994          $120,000      $20,000
                             1993          $110,000      $10,000

"Other" is in all cases consulting. Information includes amounts paid by Microgon.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock at December 31, 1995 by (i) all persons known by management to be beneficial owners of more than 5% of its Common Stock,
(ii) all nominees for directors and (iii) all officers and nominees for directors of the Company as a group:


                                                       Amount and Nature of Beneficial Ownership (A)
Name                                       Directly Owned       Percent       Indirectly Owned with      Percent
                                           with Sole Power     of Class      Shared Power of Voting    of Class(1)
                                            of Voting and                      and/or Disposition
                                            Disposition
Roy T. Eddleman                                      901,907          7.0%                  11,037,338        85.9%
32022 La Cadena Drive
Laguna Hills, California

Spectrum Medical Industries, Inc.                 10,135,431         78.9%                           -            -
23022 La Cadena Drive
Laguna Hills, California

Thomas Gerardi                                       901,907          7.0%                           -            -
1126 Wilshire Boulevard
Los Angeles, CA  90017

Jack Whitescarver (C)                                      -             -                           -            -

John J. Driscoll (C)                                       -             -                           -            -

All directors and officers as a                      901,907          7.0%                           -            -
group (5 in number)

(1)     12,834,394 shares outstanding as of March 31, 1996.

(A)     Unless otherwise noted, all shares listed are owned of record

(B) Mr. Eddleman is the principal shareholder, executive officer and director of Spectrum Medical Industries, Inc. As such, he may be deemed to control investment power of the 10,135,431 shares of the Company's Common Stock owned by Spectrum Medical Industries. Such shares are included in the indirect beneficial holdings of Mr. Eddleman set forth in the above table.

(C) In 1991 Messrs. Whitescarver and Driscoll each received options to purchase 8,333 shares of the Company's Common Stock at an exercise price of $0.60 per share. No options have been exercised to date. In 1995, Mr. Driscoll was granted 50,000 options at an exercise price of $.32 per share.



The following table sets forth options granted to named executive officers:


Name                 No. of Securities      Percent of     Exercise    Expiration    Potential Realizable Value
                     Underlying Options   Total Options      Price        Date       at Assumed Annual Rates of
                                                                                      Stock Price Appreciation
Roy T. Eddleman,             --                 --            --           --                    --
CEO

Jesus Martinez,           240,000             30.7%          .32        12/31/00           at 5% $103,200
President                                                                                  at 10% $127,200


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 1995 and 1994, the Company has had transactions with related parties as follows:


                                                                         Years ended December 31,
                                                                        1995                 1994
          Rent paid to a company owned by the                        $36,000              $46,040
            Board of Directors (the "Chairman")

          Fees for legal service paid to a law                       $70,027               $9,782
            firm which employs a member of the Board
            of Directors

          Purchases from companies controlled                       $687,539                    0
            by and affiliated with the Chairman

          Sales to companies controlled and                         $189,687               $5,694
            affiliated with the Chairman

          Consulting fees paid to companies                          $91,133              $56,633
            controlled by and affiliated with the
            Chairman

          Consulting fees received from affiliated                         0              $39,600
            companies

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.                         Description

3.1 Articles of Incorporation of Registrant (incorporated by reference to Exhibit 4.1 file with Registrant's Registration Statement on Form S-2. Registration No. 2-68999

3.2 Amendment to Article I of the Articles of Incorporation of Registrant (incorporated by reference to Exhibit 3.2 filed with Registrant's Report on Form 10-K for the fiscal year ended December 31, 1982, commission File No. 0-9478)

3.3 Bylaws of Registrant (incorporated by reference to Exhibit 4.2 filed with Registrant's Registration Statement on Form S-2, Registration No. 2-68999)

3.4 Amendment to Article III, section 2 of Registrant's Bylaws (incorporated by reference to Exhibit 3.3 filed with Registrant's Report on Form 10-K for the fiscal year ended May 31, 1982, Commission File No. 0-9478)

3.5 Amendment to Article IV, Section 6 and Section 7 of the Registrant's Bylaws (incorporated by reference to Exhibit 3.4 filed with Registrant's Report on For 10-K for the fiscal year ended May 31, 1982, Commission File No. 0-9478)

3.6 Articles of Amendment to Registrant's Articles of Incorporation increasing authorized stock to 25,000,000 shares (incorporated by reference to Registrant's Schedule 14C-2 Information Statement, Exhibit A, filed with the Commission on October 19, 1996; Commission File NO. 0-9478

3.7 Certificate of Ownership of Microgon into Spectrum Laboratories incorporated by reference to Exhibit 2B to the Registrant's Form 8-K/A on October 15, 1996, Commission File No. 0-9478

10.1 Agreement for Sale of Assets dated as of August 1, 1982 between Registrant and Glenco Scientific, Inc. (incorporated by reference to Exhibit 10.7 filed with Registrant's report on form 10-K for the fiscal year ended December 31, 1982, Commission File No. 0-9478)

10.2 Agreement for Sale of Assets dated as of August 1, 1982 between Registrant and Spectrum Medical, Inc. (incorporated by reference to Exhibit 10.8 filed with Registrant's Report on Form 10-K for the fiscal year ended December 31, 1982, commission File No. 0-9478)

10.3 Agreement for Sale of Assets Dated as of July 1, 1983 between the Registrant and all the shareholders of Innometrics, Inc. (incorporated by reference to Exhibit 10.8 filed with Registrant's Report on Form 10-K for the fiscal year ended December 31, 1983, Commission File No. 0-9478)

10.4 Agreement and Plan of Reorganization dated March 31, 1983 between the Registrant and all the shareholder of Innometrics, Inc. (incorporated by reference to Exhibit 10.8 filed with Registrant's Report on Form 10-K for the fiscal year ended December 31, 1983, Commission File No. 0-9478)

10.5 Sublease dated September 15, 1982, between Registrant and Glenco Scientific, Inc. for facilities at 15413 Vantage Parkway East, Houston, Texas (incorporated by reference to Exhibit filed with Registrant's Report on Form 10-K for the fiscal year ended December 31, 1983, Commission File No. 0-9478)

10.6 Registrants Stock Compensation Plan (incorporated by reference to Exhibit 10.11 filed with Registrant's Report on Form 10-K for the fiscal year ended December 31, 1983, Commission File No. 0-9478)

10.7 Registrant's 1982 Stock Option Plan (incorporated by reference to Exhibit 10.12 filed with Registrant's Report on Form 10-K for the fiscal year ended December 31, 1983 Commission File No. 0-9478)

10.8 Purchase Agreement dated as of July 21, 1983 between Registrant and Biotic Technologies, Inc. (incorporated by reference to Exhibit 10.13 filed with Registrants Report on Form 10-K for the fiscal year ended December 31, 1983, Commission File No. 0-9478)

10.9 Closing Agreement dated as of October 26, 1983 between Registrant, Arden A. Kelton and Environmental Diagnostics, Inc. (incorporated by reference to Exhibit 10.14 with Registrant's Report on Form 10-K for the fiscal year ended December 31, 1983, Commission File No. 0-9478)

10.10 Evaluation and Option Agreement dated August 17, 1984 between Registrant and Instrumentation Laboratories, Inc. (incorporated by reference to Exhibit 10.10 filed with Registrant's Report on Form 10-K for the fiscal year ended December 31, 1984, Commission File No. 0-9478)

10.11 Amendment to Investment and Loan Agreement dated August 1, 1995 among the Company, Microgon and certain preferred shareholders of Microgon, incorporated by reference to Exhibit 2A to the Registrant's Form 8K/A filed on October 15, 1995, Commission File No. 0-9478

10.12 Stock Option Plan adopted October 11, 1996 (incorporated by reference to Exhibit B to Registrant's filing of Schedule 14-2, filed with the Commission on October 9, 1996.

(b) During the quarter ended December 31, 1995, the Company filed a current report in Form 8K/A-1 dated October 15, 1995 reporting under Item 2 information about the acquisition of Microgon, Inc. and under Item 7 as the audited financial statement of Microgon for the years ending December 31, 1994 and December 31, 1995, and Item 7(b) of the pro forma consolidated statement of operations listed for the year ended December 31, 1994 and for the six months ended June 30, 1994.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECTRUM LABORATORIES, INC.




By: /s/ Wayne Schrader
   -----------------------
Wayne Schrader
Chief Financial Officer
Date:





By: /s/ Roy T. Eddleman
   -----------------------
Roy T. Eddleman, President
Chief Executive Officer and Director
Date:





By: /s/ John J. Driscoll
   -----------------------
John J. Driscoll, Secretary and Director
Date: