Form 10QSB
period 1996-06-30
SPECTRUM LABORATORIES INC /CA
filed 1996-08-20
CIK 319013

1


                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

     [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

     [   ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE
           EXCHANGE ACT


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

                                   Yes   X     No
                                       -----       ----


 Number of shares of Common Stock outstanding as of January 31, 1996: 12,956,769

Spectrum Laboratories, Inc.

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         Balance Sheet
         Statement of Income, Six Months Ended June 30, 1996


         Statement of Cash Flows
         Notes to Financial Statements
Item 2.  Management's Discussion and Analysis of Financial Condition

Part II - OTHER  INFORMATION

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults Upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K
Signature

                          Spectrum Laboratories, Inc.
                          Consolidated Balance Sheets
                             June 30, 1996 and 1995


                                              June 30, 1996
                                               (Unaudited)     June 30, 1995
                                              -------------    --------------

Assets
- ------
Current Assets:
     Cash                                      $   894,541     $  255,235
     Accounts receivable-trade                   1,250,219        651,932
     Accounts receivable-related parties            76,725        285,309
     Inventories                                 1,161,778        692,419
     Prepaid expenses and other current
          assets                                    18,463         37,269
     Deferred income taxes                         377,185         71,015
                                                ----------     ----------
          Total current assets                  $3,778,911     $1,993,179

Equipment and leasehold improvements, net          896,336        159,557
Goodwill                                         3,089,237
Investment, at fair value                                          19,874
Loan receivable-related party                                     168,155
Deferred income taxes                                             307,706
Other Assets                                        35,870         10,487
                                                ----------     ----------

Total Assets                                    $7,800,354     $2,658,958
                                                ==========     ==========


Liabilities and shareholder's equity
- ------------------------------------
Current liabilities:
     Accounts payable-trade                        336,444        198,267
     Accrued liabilities                           644,044        111,127
     Current portion, long term debt               433,830
     Minority Interest                              (9,523)
     Income tax payable                             77,640
                                                ----------     ----------
          Total Current liabilities             $1,482,435     $  309,394

Other liabilities
     Notes Payable                               3,657,641
                                                ----------     ----------

Total Liabilities                               $5,140,076     $  309,394

Shareholders' equity:
     Common stock, no par value: 10,000,000
          shares authorized, 2,200,000
          issued and outstanding                   128,344      4,713,220
     Additional paid in capital                  5,237,848
     Retained earnings, accumulated deficit     (2,705,913)    (2,369,430)
     Unrealized gain on investment securities                       5,774
     Minority Interest, last year
     Year to date income
                                                ----------     ----------
     Total shareholders' equity                 $2,660,279     $2,349,564
                                                ----------     ----------
Total liabilities and shareholders' equity      $7,800,354     $2,658,958
                                                ==========     ==========

                          Spectrum Laboratories, Inc.
                        Consolidated Statements of Income
                    Six Months Ended June 30, 1996, and 1995
                                  (Unaudited)


                                                    Six Months Ended
                                             June 30, 1996     June 30, 1995
                                             -------------     -------------

Sales                                         $4,826,367         $1,663,518
Costs and expenses:
     Cost of sales                             2,997,629          1,202,588
     Selling expenses                            697,086            133,184
     General and administrative expenses         559,660            176,801
     Research and development expenses           180,126             31,393
     Interest income, net of interest expense    159,627            (17,270)
                                              ----------         ----------

          Total costs and expenses            $4,594,128         $1,526,696
                                              ----------         ----------

Income before income taxes                    $  232,239         $  136,822

Provisions for income taxes                      100,048             52,848
                                              ----------         ----------

Net income                                    $  132,191         $   83,974
                                              ==========         ==========

Net income per share                          $     0.06         $     0.04
                                              ==========         ==========

Average number of common and common
     equivalent shares                         2,200,000          2,200,000
                                              ==========         ==========


                             See accompanying notes.

                          Spectrum Laboratories, Inc.
                      Consolidated Statements of Cash Flows
                    Six Months Ended June 30, 1996, and 1995
                                  (Unaudited)

                                                        Six Months Ended
                                                 June 30, 1996   June 30, 1995
                                                 -------------   -------------
Cash flows from operating activities

     Net income                                   $  132,191       $   83,974

     Adjustments to reconcile net income to net cash used in operating activities:

          Depreciation and amortization              196,345           24,157
          Deferred income taxes                                           213

     Change in assets and liabilities:

     (Increase) in accounts receivable              (234,686)        (429,212)
     (Increase), decrease in inventories             150,951          (74,244)
     (Increase), decrease in prepaid expenses and
          other current assets                          (736)           4,280
     (Increase) in other assets                      (11,621)          (4,678)
     Increase, (decrease) in accounts payable       (200,799)          56,544
     Increase in accrued liabilities                 337,489           83,241
     (Decrease) in due to related parties           (559,723)
     Increase in long term debt                    1,046,427
                                                  ----------       ----------

          Net cash used in operating activities   $  855,838       $ (255,722)

Cash flows from investing activities:

     Acquisition of equipment and leasehold
          improvements                               (88,473)         (64,670)
     Investments                                      44,704
                                                  ----------       ----------

          Net cash used in investing activities   $  (43,769)      $  (64,670)
                                                  ----------       ----------

Net increase (decrease) in cash                   $  812,069       $ (320,392)

Cash at beginning of year                         $   82,472       $  575,627
                                                  ----------       ----------

     Cash at end of six months                    $  894,541       $  255,234
                                                  ==========       ==========



                            See accompanying notes.

Spectrum Laboratories, Inc.
Notes to Consolidated Financial Statements
June 30, 1996
(Unaudited)



1.  Basis for Presentation

The accompanying unaudited interim financial statements consolidate the accounts of Spectrum Laboratories, Inc. ("Spectrum") and its wholly owned subsidiaries, Hydro-Med Products, Inc. (Hydro-Med) and Microgon, Inc., which are collectively referred to as the "Company". All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996, and the results of their operations and their cash flows for the six months ended June 30, 1996 and 1995. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 1995.


2.    Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or net realizable value and are composed of the following:


                                                June 30, 1996   June 30, 1995
                                                -------------   -------------

Raw materials                                    $  859,824      $  331,186
Work in progess                                      77,234          55,759
Finished goods                                      412,800         362,071
                                                 ----------      ----------
                                                 $1,349,858      $  749,016

Reserve for obsolescence                           (188,080)        (56,596)
                                                 ----------      ----------

Total                                            $1,161,778      $  692,420
                                                 ==========      ==========

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

Results of Operations

During the six months ended June 30, 1996 and 1995 consolidated sales were $4,826,367 and $1,664,000, respectively. Medical disposables for hospitals sales were $1,152,168 in 1996 compared to $1,150,000 in 1995, the increase is primarily due to normal sales growth. Spectrum's sales were $466,027 for the six months ending June 30, 1996 compared to $514,000 for the same period of 1995. The decrease in sales is attributed to succumbing to competitive pricing to maintain market share. Medical disposables for laboratories sales were $2,219,972 in the six months ended June 30, 1996. The medical disposables for laboratories division was acquired in August of 1995 and therefore had no sales in the first six months of 1995.

Spectrum's gross margin was 27% for the first six months of 1996 compared to 30% for the same period of 1995. Margin improvement is attributed to improvement in material purchasing efficiencies.

The medical disposables for hospitals division's gross margin was 33% compared to 29% for the six months ended June 30, 1996 and 1995 respectively. The increase is due to increased operating efficiencies due to the relocating to Dallas. The medical disposables for laboratories division's gross margin was $1,121,825 or 51% in the six months ended June 30, 1996. The medical disposables for laboratories division was acquired in August of 1995 and therefor had no contributing gross margin in the first six months of 1995.

Selling expenses were $697,086 compared to $134,000 for the six months ended June 30, 1996 and 1995 respectively. Spectrum's selling expense was $21,875 compared to $38,000 for the periods ended June, 1996 and 1995, respectively. The decrease was due to the reallocation of marketing resources to medical disposables for hospitals and laboratories divisions. Medical disposables for hospitals division's selling expenses were $96,769 and $48,000 for the six months ending June, 1996 and 1995 respectively. Medical disposables for laboratories division's selling expenses were $334,242 for the six months ended June 30, 1996.

General and administrative expenses were $559,660 compared to $177,000 for the first six months of 1996 and 1995 respectively. The addition of medical disposables for laboratories expenses are responsible for this increase. Spectrum's general and administration expenses were $90,414 in 1996 compared to $104,000 in 1995 for the six months ended June 30. These decreases were due to a reallocation of administration shared across all business units. Medical disposables for hospitals division's expenses were $138,820 and $74,000 for the six months ended June 30, 1996 and 1995 respectively.

Research and development expenses were $180,126 compared to $32,000 for the first six months of 1996 and 1995. Medical disposables for laboratories R & D accounts for most of this increase, with $155,002 spent for six months ending June 30, 1996. Medical disposables for hospitals R & D expenses for the six months ended is $25,116 for 1996.

Liquidity and Capital Resources

On June 30, 1996, the Company had cash of $894,541. At present, the Company has no other material unused sources of liquidity. Management expects that cash generated from operations will be sufficient to fund operations for the remainder of 1996.

Capital Commitments

The Company owes $2,151,191 to the Bank of California related to the acquisition of medical disposables for laboratories division.



Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         None

Item 2.  Change in Securities
         None

Item 3.  Defaults upon Senior Securities
         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and reports on Form 8-K
         (a)   The Company  filed no exhibits  during the quarter ended June 30,
               1996
         (b)   Reports on Form 8-K
               The Company filed no reports on Form 8-K during the quarter ended June 30, 1996

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

SPECTRUM LABORATORIES, INC.
(Registrant)




- -------------------------------
Signature

Bruce Peasland
Chief Financial Officer