Form 10QSB
period 1996-09-30
SPECTRUM LABORATORIES INC /CA
filed 1996-11-14
CIK 319013

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB

       [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996
       [   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

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

                                Yes X     No
                                   ---      ---

 Number of shares of Common Stock outstanding as of January 31, 1996: 12,956,769

Spectrum Laboratories, Inc.

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         Balance Sheet
         Statement of Income, Nine Months Ended September 30, 1996 Statement of Cash Flows
         Notes to Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition

Part II - OTHER  INFORMATION

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults Upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K
Signature


                                       Spectrum Laboratories, Inc.
                                       Consolidated Balance Sheets
                                       September 30, 1996 and 1995

                                                               September 30, 1996
                                                                  (Unaudited)         September 30, 1995
                                                                  -----------         ------------------
Assets
Current Assets:
        Cash                                                    $    908,536            $     223,553
        Accounts receivable-trade                                  1,213,702                1,051,105
        Accounts receivable-related parties                          184,870                  466,113
        Inventories                                                1,157,370                1,340,558
        Prepaid expenses and other current
                assets                                                35,192                  294,406
        Deferred income taxes                                        377,185                   66,313
                                                                ------------            -------------
                Total current assets                            $  3,876,855            $   3,442,048

Equipment and leasehold improvements, net                            898,157                  755,140
Goodwill                                                           3,052,971                2,581,272
Loan receivable-related party                                           --                    121,333
Deferred income taxes                                                   --                    270,304
Other Assets                                                          24,813                   26,549
                                                                ------------            -------------

Total Assets                                                    $  7,852,796            $   7,196,646
                                                                ============            =============


Liabilities and shareholder's equity
Current liabilities:
        Accounts payable-trade                                       402,873                  332,123
        Accrued liabilities                                          362,032                  294,323
        Current portion, long term debt                              357,144                     --
        Current Notes Payable                                        486,574                  375,000
        Due to Related Party                                         138,871                     --
        Income tax payable                                            30,379                     --
        Other Current Liabilities                                    134,973                     --
                                                                ------------            -------------
                Total Current liabilities                       $  1,912,846            $   1,001,446

Other liabilities
        Minority Interest                                             16,368                     --
        Long Term Obligations Related Parties                      1,305,500                     --
        Other Long Term Liabilities                                  192,449                     --
        Long Term Obligations                                      1,704,760                3,917,074
                                                                ------------            -------------

Total Liabilities                                               $  5,131,923            $   4,918,520

Shareholders' equity:
        Common stock, no par value: 25,000,000
                shares authorized, 12,900,000
                issued and outstanding                               125,124                4,713,220
        Additional paid in capital                                 5,237,848                     --
        Retained earnings, accumulated deficit                    (2,848,596)              (2,447,629)
        Unrealized gain on investment securities                      (7,145)                  12,511
        Year to date income                                          213,642                       24
                                                                ------------            -------------
        Total shareholders' equity                              $  2,720,873            $   2,278,126
                                                                ------------            -------------

Total liabilities and shareholders' equity                      $  7,852,796            $   7,196,646
                                                                ============            =============

                                                   Spectrum Laboratories, Inc.
                                                Consolidated Statements of Income
                                         For the Quarters Ended September 30, 1996 &1995
                                                           (Unaudited)


                                                          Nine Months Ended                         Quarter Ended
                                               September 30, 1996  September 30, 1995  September 30, 1996  September 30, 1995
                                               ------------------  ------------------  ------------------  -------------------
Sales                                             $  6,509,014        $  3,416,662        $  2,047,897        $  1,753,144

Costs and expenses:
       Cost of sales                                 3,874,671           2,466,630           1,242,292           1,264,042
       Selling expenses                              1,028,918             253,463             331,832             120,279
       General and administrative expenses             874,635             586,041             314,975             409,240
       Research and development expenses               258,673              96,738              78,547              65,345
       Interest expense, net of interest income        259,444              34,054              99,816              51,324
       Minority Interest                                25,891                --                 5,378                --
       Other Income/Expense                            (26,860)               --               (26,860)               --
                                                  ------------        ------------        ------------        ------------

             Total costs and expenses             $  6,295,372        $  3,436,926        $  2,045,980        $  1,910,230
                                                  ------------        ------------        ------------        ------------

Income before income taxes                        $    213,642        $    (20,264)       $      1,917        $   (157,086)

NOL Tax Recapture                                       88,093                --                   805                --

Provision for income taxes                             (88,093)             (8,511)               (805)            (61,359)
                                                  ------------        ------------        ------------        ------------

Net income                                        $    213,642        $    (11,753)       $      1,917        $    (95,727)
                                                  ============        ============        ============        ============

Net income per share                              $       0.02        $      (0.00)       $       0.00        $      (0.01)
                                                  ============        ============        ============        ============

Average number of common and common
       equivalent shares                            12,900,000          12,900,000          12,900,000          12,900,000
                                                  ============        ============        ============        ============

                                                           See accompanying notes.

                                                 Spectrum Laboratories, Inc.
                                            Consolidated Statements of Cash Flows
                                       Nine Months Ended September 30, 1996, and 1995
                                                         (Unaudited)

                                                                               Nine Months Ended
                                                                   September 30, 1996       September 30, 1995
                                                                   ------------------       ------------------
Cash flows from operating activities

          Net income                                                $   213,642               $   (11,753)

          Adjustments to reconcile net income to net cash used in operating activities:

                    Depreciation and amortization                       272,801                   137,122
                    Deferred income taxes                                  --                      25,562

          Change in assets and liabilities:

          (Increase) in accounts receivable                            (198,169)                 (222,440)
          (Increase), decrease in inventories                           328,891                    (3,203)
          (Increase) in prepaid expenses and other
                    current assets                                      (14,243)                 (177,736)
          (Increase) in other assets                                     (6,837)                  (14,561)
          Increase in accounts payable                                  173,049                   120,652
          Increase, (decrease)  in accrued liabilities                  (79,682)                   85,747
          Increase in other liabilities                                 134,973                      --
          Increase  in due to related parties                           575,326                      --
          Decrease in long term debt                                   (438,096)                     --
                                                                    -----------               -----------

                    Net cash used in operating activities           $   961,655               $   (60,610)

Cash flows from investing activities:

          Acquisition of equipment and leasehold
                    improvements                                       (180,295)                  (68,204)
          Investments                                                    44,704                     6,917
          Acquisition of Microgon, Inc.                                    --                  (4,022,251)
                                                                    -----------               -----------

                    Net cash used in investing activities           $  (135,591)              $(4,083,538)

Cash flows from financing activities:
          Increase in notes payable                                        --                   3,792,074
                                                                    -----------               -----------

Net increase (decrease) in cash                                     $   826,064               $  (352,074)

Cash at beginning of year                                           $    82,472                   575,627
                                                                    -----------               -----------

          Cash at end of nine months                                $   908,536               $   223,553
                                                                    ===========               ===========


                             See accompanying notes

Spectrum Laboratories, Inc.
Notes to Consolidated Financial Statements
September 30, 1996
(Unaudited)



1.  Basis for Presentation

The accompanying unaudited interim financial statements consolidate the accounts of Spectrum Laboratories, Inc. ("Spectrum") and its partially owned subsidiary, Spectrum Europe B.V. (Spectrum B.V.), which are collectively referred to as the "Company". All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996, and the results of their operations and their cash flows for the nine months ended September 30, 1996 and 1995. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 1995.


2.    Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or net realizable value and are composed of the following:


                             September 30, 1996      September 30, 1995
                            -------------------     -------------------

Raw materials                 $        702,788       $        614,748
Work in progress                        63,128                 97,800
Finished goods                         579,534                684,606
                              ----------------      -----------------
                              $      1,345,450      $       1,397,154

Reserve for obsolescence              (188,080)               (56,596)
                              ----------------      -----------------

Total                         $      1,157,370      $       1,340,558
                              ================      =================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis covers Spectrum Laboratories, Inc. ("Spectrum"), referred to as the "Company".

Results of  Operations

Sales for the third quarter were $2,047,897 vs. $1,753,144 for the third quarter of 1995. During the nine months ended September 30,1996, consolidated sales were $6,509,014 as compared to sales of $3,416,662 for the same period of 1995. The 1996 sales figures include sales from Microgon, a privately held company, which was purchased by the Company on August 1, 1995. Microgon sales are also reflected in the 1995 numbers beginning August 1995.

Gross margins were 39.3% for the third quarter vs. 27.9% for the same period in 1995 and were 41.9% for the first nine months of 1996 compared to 39.6% for 1995. The improvement in margins is largely attributed to the changing mix of products as sales from Microgon begin to be reflected in the 1996 sales figures.

Selling expenses for the third quarter were $331,832 vs. $120,279 for the third quarter of 1995. During the nine months ended September 30,1996, selling expenses were $1,028,918 as compared to $253,463 for the same period in 1995.

General and administrative expenses were $314,975 for the third quarter of 1996 vs. $409,240 for the same period in 1995. Expenses in the third quarter of 1995 were higher than the current quarter, due to a one time reorganization charge associated with the acquisition of Microgon. For the first nine months of 1996 G&A expenses were $874,635 as compared to $586,041 for the same period in 1995.

Research and Development expenses were $78,547 for the third quarter 1996 vs. $65,345 for the third quarter of 1995. R&D expenses were $258,673 for the first nine months of 1996 as compared to $96,738 for the same period in 1995.

The increases in spending in selling expenses, general and administrative expenses, and research and development expenses are attributed to the acquisition of Microgon whose expenses are only partially reflected in 1995, but are included for the entire 1996 reporting period.

Interest expense net of income is $99,816 for the third quarter of 1996 vs. $51,324 for the third quarter of 1995. Interest expense net of income is $259,444 for the first nine months of 1996 vs. $34,054 as compared to the same period of 1995. This is a result of notes and loans outstanding related to the acquisition of Microgon. Prior to the acquisition of Microgon, interest expense net of income was positive.

After the close of the reporting period, the Company entered into an agreement to purchase Cellco Inc., a privately held cell and gene therapy company located in Germantown, MD. The Company believes that Cellco's technology and products are very synergistic with its existing high tech membrane business. The Company plans to move Cellco's manufacturing activities into its California plant, while maintaining the scientific and sales staff at Cellco's current location in Maryland. The transition of the manufacturing operations to California will be completed before the end of the year. Action has already been taken to reduce the size of Cellco's facility in Maryland commensurate with the reduced level of activity and personnel.

The Company manufactures a wide variety of medical, laboratory and life science products at its facilities in Texas and California. The company's products are sold through a combination of direct sales and distributors in the US and through its partially owned subsidiary, Spectrum Europe B.V., for sales to the rest of the world.


Liquidity and Capital Resources

On September 30, 1996, the Company had cash of $908,536. At present the Company has no other material unused sources of liquidity. Management expects that cash generated from operations will be sufficient to fund operations for the remainder of the year and into 1997.

Capital Commitments

As of September 30,1996, the Company owes $2,061,904 to the Union Bank of California related to the acquisition of Microgon in August of 1995.


Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         None

Item 2.  Change in Securities
         None

Item 3.  Defaults upon Senior Securities
         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and reports on Form 8-K
         (a)   The Company filed no exhibits during the quarter ended
               September 30, 1996
         (b)   Reports on Form 8-K
               The Company filed no reports on Form 8-K during the quarter ended September 30, 1996

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

SPECTRUM LABORATORIES, INC.
(Registrant)



/s/ Bruce R. Peasland
-------------------------------
Signature

Bruce R. Peasland
Chief Financial Officer