Form 10KSB
period 1996-12-31
SPECTRUM LABORATORIES INC /CA
filed 1997-04-14
CIK 319013

                   U.S. Securities and Exchange Commission
                            Washington, D.C.  20549

                                 Form 10-KSB

                   Annual Report Under Section 13 or 15(d)
            of the Securities Exchange Act of 1934 (Fee Required)

                  For the Fiscal Year Ended December 31, 1996

                          Commission File No. 0-9478

                         Spectrum Laboratories, Inc.
              (Name of small business issuer in its charter)

     California                                   95-3557359
-------------------                          --------------------
(State or other Jurisdiction of                (I.R.S. Employer
Incorporation or Organization)                 Identification No.)

     23022 La Cadena Drive
     Laguna Hills, California                         92653
     (Address of principal executive offices)      (Zip Code)

      Issuer's telephone number, including area code:  (714) 581-3880

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

                             Yes   X       No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ].

     State issuer's revenues for its most recent fiscal year:  $8,698,794

The aggregate market value of voting stock held by nonaffiliates of the registrant is $304,344 as of December 31, 1996, based on the $.34 per share closing price for the Common Stock in the over-the-counter market on such date, representing 895,132 shares held by nonaffiliates.

Number of shares of Common Stock outstanding as of December 31, 1996:
12,834,394

This report includes a total of 36 consecutive numbered pages; the exhibit index of documents incorporated by reference is on page 34.

                              TABLE OF CONTENTS

                          FORM 10-KSB ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                         SPECTRUM LABORATORIES, INC.

Item No.                                                             Page
--------                                                             ----

     Part I
     1.     Description of Business...................................-3-
     2.     Description of Property...................................-8-
     3.     Legal Proceedings.........................................-9-
     4.     Submission of Matters to a Vote of Security Holders.......-9-

     Part II
     5.     Market for Common Equity and Related Shareholder Matters..-9-
     6.     Management's Discussion and Analysis of Financial
            Condition and Results of Operation........................-9-
     7.     Financial Statements.....................................-12-
     8.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure......................-30-

Part III
     9.     Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the
            Exchange Act.............................................-30-
     10.    Executive Compensation...................................-31-
     11.    Security Ownership of Certain Beneficial Owners
            and Management...........................................-32-
     12.    Certain Relationships and Related Transactions...........-33-
     13.    Exhibits and Reports on Form 8-K.........................-34-

This Annual Report Form 10-KSB contains certain forward-looking statements, the realization of which may be impacted by certain important factors which are discussed in "Additional Factors That May Affect Future Results," under
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                   Part I

Item 1.  Description of Business

GENERAL
-------

Spectrum Laboratories, Inc. (the "Company") was incorporated in California on June 5, 1980 under the name Immutron, Inc., as a successor to a joint venture organized in October 1978 by Nuclear Medical Systems, Inc., and Life Studies, Incorporated. On November 23, 1982, the Company changed its name to Spectrum Laboratories, Inc.


HOLLOW FIBER MEMBRANE DEVICES

Hollow fiber membrane products fall into three different categories: laboratory products, OEM and private label products and process products.

Laboratory products, comprising approximately 25% of sales volume in fiscal 1995 and 1996 of hollow fiber membrane products, are small compact membrane devices and are utilized in general laboratory filtration. These are generally sold through distributors.

OEM and private label products are special versions of the laboratory products sold under private label or to manufacturers of medical devices or water treatment systems. Application areas include: point-of-use water filtration; gas filtration for semiconductor blow-off guns, plasma gas cauterizing devices, insufflator kits for endoscopic surgery; drug filtration for surgical eyewash solutions, and pain management parenterals. These products comprise approximately 30% of sales volume in fiscal 1995 and 1996, and are sold direct to third party manufacturers for resale to the end users.

Process products are tangential flow membrane devices that allow components that are retained by the membrane to be concentrated. Hollow fiber membrane process products are sold direct to pharmaceutical and diagnostic manufacturers in the U.S. Overseas sales are both direct and through distributors depending on the region. Process products account for approximately 45% of hollow fiber membrane device sales in fiscal 1995 and 1996.


CELL EXPANSION

On October 1, 1996, the Company through its wholly-owned subsidiary Spectrum Laboratories, Inc. Acquisition Corp. purchased certain assets of Cellco, Inc., a Delaware Corporation located in Germantown, Maryland. Cellco provides artificial capillary systems to academic, pharmaceutical, laboratory and clinical research markets involved in the expansion and maintenance of human and animal cells.

MICROBIOLOGICAL SAMPLING AND TRANSPORT PRODUCTS (See note 12 in Financial Statements-Subsequent Events)

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


MARKETS AND METHODS OF DISTRIBUTION
-----------------------------------


HOLLOW FIBER MEMBRANE DEVICES

The Company has over 225 active customers, comprised of pharmaceutical and diagnostic manufacturers, medical device manufacturers, laboratories, laboratory distributors and research institutions for its Microgon products. Approximately 20% of its sales are from non U.S. customers.


CELL EXPANSION

Cellco has over 300 active customers comprised of academic, research, pharmaceutical, laboratory, and clinical research companies and institutes. Domestic sales are made with a direct sales force and foreign sales are made through direct sales and laboratory products distributors.


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


RAW MATERIALS AND SUPPLIES
--------------------------


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


CELL EXPANSION

Cellco purchases hollow fiber membrane devices from Spectrum Laboratories or other commercially available hollow fiber membrane devices. Cellco is dependent on a limited number of suppliers for hollow follow membrane devices but has not experienced any difficulty in obtaining necessary supplies.


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

PATENTS AND TRADEMARKS
----------------------


HOLLOW FIBER MEMBRANE DEVICES

The Company holds patents for hollow fiber syringe tip filters and trademarks for, DynaFibre, DynaGard, KrosFlo, MediaKap, MiniKap and MiniKros. Fundamental technology is kept as trade secrets. Employees and vendors are covered by suitable non-disclosure agreements.


CELL EXPANSION

Cellco is the assignee of the trademark right to Cellmax. Cellco is the assignee of eight patents, including one for "Serum free production of packaged viral vector."


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


GOVERNMENT REGULATIONS
----------------------

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

DEPENDENCE UPON FEW CUSTOMERS
-----------------------------

The Company does not believe that its business would be adversely affected by the loss of any individual customer or small group of customers. During the years ending December 31, 1995 and December 31, 1996, no customer accounted for more 10% or more of the Company's total net combined sales.


SEASONAL ASPECTS
----------------

The Company's business is not subject to significant seasonal fluctuations in sales.


COMPETITIVE FACTORS
-------------------


HOLLOW FIBER MEMBRANE DEVICES

The Company's hollow fiber membrane devices compete with Gelman Sciences, Millipore, and Nalge in the laboratory products area. OEM and private label products are long-term supply contracts where competition for continuing business is limited. Laboratory products are price and performance competitive with other products for media sterilization. OEM and private label products offer high surface area in compact housings in comparison with competing products. Process products are offered as disposables in competition with traditional tangential flow devices which are cleaned and
re-used.   Tangential flow products are attractive to users who have
critical applications where single-use will ensure optimum performance and/or simplify the validation of the process for FDA approval. In the process area, Millipore and Amicon division of W.R. Grace are the major competitors. It is estimated that market share is less than 5% in every market served.


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


CELL EXPANSION

The company has several competitors for hollow fiber membrane devices including Cellex Bioscience, Unisyn Technologies and Integra Bioscience.


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


RESEARCH AND DEVELOPMENT

The Company incurred research and development expenses of $411,095 in 1996 and $186,078 in 1995. Research and development are particularly important for the Company's hollow fiber membrane devices.


EMPLOYEES

On December 31, 1996, the Company had 66 employees, of which 45 were production workers, 16 were manufacturing support and administrative personnel and 5 were marketing and customer service representatives. The company believes it has good relations with its employees.


Item 2.  Description of Property

The Company's executive offices are located at 23022 La Cadena Dr., Laguna Hills, California. The building is rented by Spectrum Medical Industries, Inc., an affiliate of the Company, controlled by Roy T. Eddleman with a portion sublet to the Company. The space is used by the Company for storage and general, administration and executive offices. The Company pays a monthly rent of $3,174 based upon square footage used by the Company. The Company's sub lease expires on December 31, 1997.

The Company has production and warehouse space in Dallas and locations it occupies in Los Angeles and Orange Counties, California. The following table summarizes the terms of the leases of other properties leased by the Company.

<caption

Lessor & Location     Lessee & Usage       Sq. Feet     Begin     End     Term Mths.      Rental
-----------------     --------------       --------     -----     ---     ----------      ------

Gick Family           Microgon, Inc.          8,830    12/1/94  12/31/97     12          $4,840(1)
Partnership           Light Manufacturing
23152 Verdugo Dr.     R&D and Offices
Laguna Hills, CA

Herschel Brown        Spectrum Laboratories,  20,000   1/1/95   12/31/97     36          $4,823(2)
2930 Ladybird Lane    Inc.
Dallas, Texas

Andrew Barrett        Cellco, Inc.             2,217   1/1/96   12/31/97     12          $4,393
12321 Middlebrook
Germantown, MD



(1)   Increases to $5,324 for 1997.
(2)   Increases to $5,083 for 1997.

Item 3.  Legal Proceedings

There is no material pending legal proceedings to which the Company is a party or of which any of its property is the subject. The Company knows of no legal proceedings contemplated by any governmental authority or agency.


Item 4.  Submission of Matters to a Vote of Security Holders

None.


                                  Part II

Item 5.  Market for Common Equity and Related Shareholder Matters

The Company's Common Stock is currently traded on the over-the-counter market with trading prices quoted in the Over the Counter (OTC) Bulletin Board.

The 1996 and 1995 bid and ask quotations are the over-the-counter market quotations obtained from a market maker as of the last day of each quarter during the respective year. The quotations shown represent inter-dealer prices without adjustment for retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

          1996                    Bid           Asked
          ----                    ---           -----
          March 31                3/8            2
          June 30                 3/8            5/8
          September 30            3/8            9/16
          December 30             5/16           7/16

          1995                    Bid           Asked
          ----                    ---           -----
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

As of December 31, 1996, the approximate number of holders of record of the Company's Common Stock was 380.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The following discussions relate to the Company, its wholly owned subsidiaries, SLI Acquisition Corporation ("SLI AC"), and Hydro-Med Products ("Hydro-Med") and Microgon, Inc. ("Microgon") and its partially owned subsidiary, Spectrum Europe B.V. ("Spectrum B.V."). During 1995, the Company acquired Microgon, Inc. under a transaction accounted for as a step acquisition. The Company has consolidated the financial position and operations of Spectrum B.V. for all periods presented. On March 31, 1997 the Company sold its Microbiological sampling and transport products business for $800,000.00 plus the value of inventory. See Note 1 of Notes to the Consolidated Financial Statements.

NET SALES
---------

Net sales for 1996 were $8,698,794 compared to net sales of $6,478,299 for 1995, an increase of 34.3%. Substantially all of the increase in sales is attributable to an increase in sales of hollow fiber membrane devices as a result of the acquisition of Microgon in August 1995. Additionally, the Company experienced a minor sales increase of $271,277 due to the purchase of Cellco by the company's wholly-owned subsidiary SLI AC.


EXPORT SALES AND MAJOR CUSTOMERS
--------------------------------

Foreign sales to customers in foreign countries, primarily Europe, amounted to $1,826,127 and $1,963,007 in 1996 and 1995, respectively. This increase was caused by continued penetration of Spectrum B.V. into the European markets. Major customers change from year to year depending upon the level of purchasers. In 1996 and 1995, no one customer accounted for 10% or more of combined sales.


COST OF SALES
-------------

Gross margins were 39.9% for 1996 and 31.9% for 1995. The gross margin increased in 1996 primarily because of increased sales of hollow fiber membrane devices that yield higher gross margins.


SELLING EXPENSES
----------------

Selling expenses increased to $1,127,080 in 1996 from $952,577 in 1995, an increase of 18.2%. Selling expenses increased due to higher selling costs of hollow fiber membrane products and Cellco products, and the publishing of "Spectrum Updates" for use as a marketing tool.


GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------

Combined general and administrative expenses increased to approximately $615,207 to 17% of net sales in 1996 from 14% of net sales in 1995. The increase in general and administrative expenses relates to the acquisitions in 1995 and 1996 of Microgon and Cellco, respectively, and some implementation costs for a new management information system.


RESEARCH AND DEVELOPMENT
------------------------

Research and development costs increased to $411,095 in 1996 from $186,078 in 1995. Research and development for 1996 was 121% of net sales. The increase in research and development expenses was due primarily to an increase in costs of research materials and salaries of researchers to develop and test potential new hollow fiber membrane products. In-process research and development costs were a portion of the purchase price of the acquisition of Cellco by SLIAC. The $1,700,000 was allocated to in-process research and development costs based upon an independent appraisal.


OTHER INCOME, EXPENSE
---------------------

Other expense increased approximately $165,000 in 1996 as compared to 1995. The increase relates to interest incurred on borrowings to finance the Microgon acquisition.

NET INCOME, LOSS
----------------

In 1996, the Company incurred a loss of $1,693,191 as compared to net losses of $269,352 in 1995. The 1996 loss results primarily from the one time write off of $1,700,000 in process research and development costs related to the Cellco acquisition.


PROVISION FOR INCOME TAXES
--------------------------

The provision for income taxes in 1995 and 1996 relates primarily to minimum state taxes and taxes on earnings of the Company's foreign subsidiary.


LIQUIDITY
---------

At December 31, 1996, the Company had cash and cash equivalents of $591,854. Total working capital was $1,144,054. During 1996, $1,397,317 cash was provided by operating activities, net of the effect of acquisition, and approximately $242,000 was expended for property acquisitions.

Historically, the Company has relied on cash flows from operations and financing from outside sources and/or affiliates to fund its activities and expects to do so in the future. At December 31, 1996, the Company had outstanding borrowings from a bank for $1,942,857, Microgon acquisition related borrowings of $219,076 and Cellco borrowings of $180,803. At December 31, 1996, the Company was not in compliance with certain financial covenants relating to the $1,942,857 loan from the bank. On February 28, 1997, the Company refinanced its notes payable with a $3,600,000 term loan requiring 60 monthly installments of $60,000 starting April 1, 1997 bearing interest at 9.14%. The term loan is collateralized by substantially all of the assets of the Company and is guaranteed by the majority shareholder.

The Company believes that cash flow from operations will be sufficient for the Company to meet its obligations through December 1997.

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of Spectrum Laboratories, Inc.:


We have audited the accompanying consolidated balance sheet of Spectrum Laboratories, Inc. and subsidiaries (the Company) as of December 31, 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1995 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Spectrum Laboratories, Inc. and subsidiaries at December 31, 1996 and the results of their consolidated operations and their consolidated cash flows for the years ended December 31, 1995 and 1996 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

March 14, 1997
Costa Mesa, California

SPECTRUM LABORATORIES, INC.

CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 1996
----------------------------------------------------------------------------

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                $     591,854
Receivables - trade, net of allowance for doubtful
  accounts of $52,921                                        1,182,687
Due from affiliates (Note 8)                                   331,764
Inventories, net (Note 3)                                    1,431,102
Prepaid expenses and other current assets                      105,498
                                                         --------------
    Total current assets                                     3,642,905

PROPERTY AND EQUIPMENT, net (Note 4)                         1,152,834

OTHER ASSETS:
Deferred income taxes (Note 6)                                 377,185
Intangible and other assets (Note 2)                           179,877
Goodwill (Notes 1 and 2)                                     3,056,323
                                                         --------------
    Total other assets                                       3,613,385
                                                         --------------
                                                         $   8,409,124
                                                         ==============


See accompanying notes to consolidated financial statements.

SPECTRUM LABORATORIES, INC.

CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 1996 (Continued)

----------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                         $     843,895
Accrued compensation                                           239,140
Accrued other                                                  322,503
Income taxes payable                                            71,291
Due to affiliates (Note 8)                                     264,999
Current portion of long-term debt (Notes 2 and 7)              757,023
                                                         --------------
    Total current liabilities                                2,498,851

LONG-TERM LIABILITIES:
Long-term debt (Notes 2 and 7)                               1,652,377
Long-term debt - affiliates (Notes 2 and 7)                  1,238,836
Other long-term liabilities                                    162,107
                                                         --------------
    Total long-term liabilities                              3,053,320

MINORITY INTEREST (Note 1)                                   2,046,989

SHAREHOLDERS' EQUITY (Note 5):
Common stock, par value $.01; 25,000,000 shares authorized;
  12,834,394 shares issued and outstanding                     128,344
Additional paid-in capital                                   5,237,848
Accumulated deficit                                         (4,518,310)
Unrealized loss on foreign currency translation                (37,918)
                                                         --------------
    Total shareholders' equity                                 809,964
                                                         --------------
                                                         $   8,409,124
                                                         ==============

See accompnaying notes to consolidated financial statements.

SPECTRUM LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
----------------------------------------------------------------------------

                                                   1996             1995

NET SALES (Notes 8 and 10)                    $  8,698,794     $  6,478,299

COSTS AND EXPENSES (Note 8):
Cost of sales                                    5,229,422        4,406,556
Selling                                          1,127,080          952,577
General and administrative                       1,517,860          902,653
Research and development                           411,095          186,078
In-process research and development costs
   (Note 2)                                      1,700,000
Other expense, primarily interest                  287,677          121,853
                                              -------------    -------------
    Total costs and expenses                    10,273,134        6,569,717
                                              -------------    -------------
LOSS BEFORE MINORITY INTEREST IN INCOME
   OF SUBSIDIARY AND PROVISION FOR INCOME
   TAXES                                        (1,574,340)         (91,418)

MINORITY INTEREST IN INCOME OF
  SUBSIDIARY (Note 1)                              (56,512)        (139,848)
                                              -------------    -------------
LOSS BEFORE PROVISION FOR INCOME TAXES          (1,630,852)        (231,266)

PROVISION FOR INCOME TAXES (Note 6)                 62,339           38,086
                                              -------------    -------------
NET LOSS                                      $ (1,693,191)    $   (269,352)
                                              =============    =============
NET LOSS PER COMMON SHARE                     $      (0.13)    $      (0.05)
                                              =============    =============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING      12,834,394         5,014,328
                                              =============    =============

See accompnaying notes to consolidated financial statements.

SPECTRUM LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
----------------------------------------------------------------------------


                                                             Unrealized
                                                  Unrealized   loss on
                                       Additional  gains on    foreign
                     Common stock        paid-in  investment  currency    Accumulated
                  Shares      Amount     capital  securities translation    deficit       Total

BALANCE,
  January 1, 1995 2,200,000  $ 22,000  $4,712,000  $  5,774   $     -    $(2,555,767)  $ 2,184,007

Net loss                                                                    (269,352)     (269,352)

Issuance of
  common stock
  in connection
  with acquisition
  of subsidiary
  (Note 2)       10,634,394   106,344     525,848                                          632,192

Unrealized
  investment
  gains, net of
  tax                                                 7,146                                  7,146

Foreign currency
  translation loss                                             (33,076)                    (33,076)
                 ----------  --------  ----------  ---------  ---------  ------------  ------------
BALANCE,
  December 31,
  1995           12,834,394   128,344   5,237,848    12,920    (33,076)   (2,825,119)    2,520,917

Net loss                                                                  (1,693,191)   (1,693,191)

Unrealized
  investment
  losses, net of
  tax                                               (12,920)                               (12,920)

Foreign currency
  translation loss                                              (4,842)                     (4,842)
                 ----------  --------  ----------  ---------  ---------  ------------  ------------

BALANCE,
  December 31,
  1996           12,834,394  $128,344  $5,237,848  $   -      $(37,918)  $(4,518,310)  $    809,964
                 ==========  ========  ==========  =========  =========  ============  ============

See accompanying notes to consolidated financial statements.

SPECTRUM LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
----------------------------------------------------------------------------

                                                   1996             1995

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                      $ (1,693,191)    $   (269,352)
Adjustments to reconcile net loss to net
  cash provided by operating activities,
  net of effects of the acquisition:
  Depreciation and amortization                    399,896          244,264
  Gain on sale of securities                                          4,805
  Minority interest in income of subsidiary         56,512          139,848
  Deferred income taxes                              1,750
  In-process research and development costs      1,700,000
  Change in assets and liabilities, net of
  effect of acquisition:
    (Increase) decrease in receivable -
     trade, net                                    (24,940)         639,815
    Decrease (increase) in due from affiliates     310,821         (530,585)
    Decrease in inventories, net                   341,325           43,130
    (Increase) decrease in prepaid expenses and
     other current assets                          (38,195)          84,769
    (Increase) decrease in other assets            (19,401)           1,667
    Increase in accounts payable and accrued and
     other liabilities                             325,468          278,443
    Increase in income taxes payable                33,205           38,086
    Increase (decrease) in due to affiliates        21,829         (509,969)
    Other                                          (17,762)         (33,076)
                                              -------------    -------------
      Net cash provided by operating
       activities                                1,397,317          131,845

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment             (242,406)        (376,731)
Increase (decrease) in investments                  63,180          (26,113)
Cash paid for acquisition, net of cash
 acquired (Note 2)                                               (3,708,353)
                                              -------------    -------------
      Net cash used in investing activities       (179,226)      (4,111,197)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt              (908,709)        (302,640)
Proceeds relating to advances from affiliates
  and issuances of long-term debt                  200,000        3,705,502
                                              -------------    -------------
      Net cash (used in) provided by
      financing activities                        (708,709)       3,402,862
                                              -------------    -------------

See accompanying notes to consolidated financial statements.

SPECTRUM LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 (Continued)
----------------------------------------------------------------------------

                                                   1996             1995

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                            $    509,382     $   (576,490)

CASH AND CASH EQUIVALENTS, beginning of year        82,472          658,962
                                              -------------    -------------
CASH AND CASH EQUIVALENTS, end of year        $    591,854     $     82,472
                                              =============    =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
  Cash paid for:
  Income taxes                                $      4,415     $     18,871
                                              =============    =============
  Interest                                    $    274,455     $    242,242
                                              =============    =============



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
The Company recorded unrealized (losses) gains of $(12,920) and $7,146 on its investment portfolio for the years ended December 31, 1996 and 1995, respectively.

The Company recorded SMI's minority interest in the income of Spectrum B.V. of $56,512 and $139,848 for the years ended December 31, 1996 and 1995, respectively.

During 1996, SLIAC acquired substantially all the net assets of Cellco, Inc. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired                           $     773,407
Intangibles                                                   211,698
In-process research and development costs                   1,700,000
Preferred stock issued in exchange for assets (Note 2)     (2,000,000)
                                                        --------------
Liabilities assumed                                     $     685,105
                                                        ==============


During 1995, the Company acquired all the capital stock of Microgon, Inc. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired                           $   4,450,662
Cash paid for capital stock                                 3,764,089
                                                        --------------
Liabilities assumed                                     $     686,573
                                                        ==============

In conjunction with the acquisition of Microgon (Note 2), $686,573 of notes payable and common stock valued at $632,192 were assumed and/or issued to the previous and current shareholders of SMI and Microgon.

See accompanying notes to consolidated financial statements.

SPECTRUM LABORATORIES, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
----------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND BASIS OF PRESENTATION - Spectrum Laboratories, Inc. (Spectrum or the Company), its wholly-owned subsidiaries, SLI Acquisition Corporation (SLIAC) (Note 2) and Hydro-Med Products, Inc. (Hydro-Med), and its partially-owned subsidiary, Spectrum Europe B.V. (Spectrum B.V.), are engaged in a single business segment: the development, manufacture and sale of medical products. Spectrum's product lines consist of microbiological sampling and transport systems. SLIAC's product lines consist of systems and products for use in cell culture and cellular therapeutics. Hydro-Med's product lines consist of surgical drapes, rubber elastic bandages, sterile camera covers and a tamper-resistant container system for use in harvesting bone and tissue for human transplantation. Microgon, Inc. (Microgon) was purchased in 1995 (Note 2) and merged into the Company. Microgon's product lines consist of disposable cellulose nitrate and cellulose acetate hollow fiber microfiltration modules. All products are for sale primarily to the pharmaceutical, biotechnology and medical industries. The Company operates primarily in the United States with sales in the European market through Spectrum B.V. Spectrum is 79% owned by Spectrum Medical Industries, Inc.
(SMI), an affiliated entity through common ownership.

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Spectrum, its wholly-owned subsidiaries SLIAC and Hydro-Med, and its partially-owned subsidiary, Spectrum B.V. Spectrum and SMI hold approximately 40% and 60% of the equity interest, respectively, of Spectrum B.V. For financial reporting purposes, the assets, liabilities, results of operations and cash flows of Spectrum B.V. are included in Spectrum's consolidated financial statements as Spectrum exercises significant financial and operational control over Spectrum B.V. through common ownership interest. SMI's interest in Spectrum B.V. and the preferred stock of SLIAC (Note 2) are reflected as a minority interest in the accompanying consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.

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

CASH AND CASH EQUIVALENTS - Cash and cash equivalents are comprised of demand deposit accounts with original maturities of 90 days or less.

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 (Continued)
----------------------------------------------------------------------------

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

GOODWILL - Goodwill represents the excess of the purchase price over the fair value of net assets acquired from the Cellco Incorporated (Cellco) (Note 2) acquisition during 1996 and Microgon acquisition during 1995. Goodwill is being amortized on a straight-line basis over a 15- and 20-year period for Cellco and Microgon, respectively. The Company measures the recoverability of goodwill annually by comparing undiscounted expected future cash flows from the related operations to the carrying value of goodwill. Accumulated amortization of goodwill amounted to $226,403 at December 31, 1996.

INTANGIBLE ASSETS - On January 1, 1996, the Company adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 121 requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The Company measures the recoverability of intangibles annually by comparing undiscounted expected future cash flows from the related operations to the carrying value of intangibles. Accumulated amortization of intangibles amounted to $459,549 at December 31, 1996.

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

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 (Continued)
----------------------------------------------------------------------------

NET LOSS PER COMMON SHARE - Net loss per common share is computed using the weighted average number of shares of common shares outstanding divided by the net loss. Assumed exercise of outstanding options and the assumed conversion of debt to affiliates into common stock have been excluded due to their anti-dilutive nature.

TRANSLATION OF FOREIGN CURRENCIES - Assets and liabilities of Spectrum B.V. are translated into U.S. dollars at year-end rates of exchange, and income and expenses are translated at average rates during the respective years. The functional currency of this subsidiary is the guilder; therefore, translation gains or losses are recorded as a separate component of shareholders' equity.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Management believes that the carrying amount of cash and cash equivalents, accounts receivable, accounts receivable due from affiliates, accounts payable and accrued expenses approximates fair value because of the short maturity of these financial instruments. A portion of long-term debt bears interest at a rate indexed to the prime rate, and the remaining long-term debt and notes payable to affiliated parties bears interest at a rate comparable to prime at December 31, 1996; therefore, management believes the carrying amount of the outstanding borrowings at December 31, 1996 approximates fair market value.

STOCK OPTIONS - In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which requires adoption of the disclosure provisions no later than years beginning after December 15, 1995 and adoption of the recognition and measurement provisions for nonemployee transactions no later than after December 15, 1995. The new standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

Pursuant to the new accounting standard, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, but are required to disclose in a note to the financial statements pro forma net income and earnings per share as if the Company had applied the new method of accounting. The Company has determined that it will not change to the fair value method and will continue to use APB Opinion No. 25 for measurement and recognition of employee stock-based transactions (Note 5).

RECLASSIFICATIONS - Certain 1995 balances have been reclassified to conform with the 1996 presentation.

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 (Continued)
----------------------------------------------------------------------------

2.  ACQUISITIONS

On August 1, 1995, Spectrum acquired all of the outstanding common stock of Microgon in exchange for 10,634,394 shares of Spectrum common stock. The acquisition, which was accounted for as a step acquisition as of August 1, 1995, was valued at $5,082,854. The purchase price was paid through the issuance of subordinated notes payable of $686,473, issuance of common stock to a Microgon shareholder with a carryover basis of $632,192, and a cash payment of $3,764,089. The notes payable were due in January 1997, bore interest at 9% annually and were guaranteed by the majority shareholder in SMI. Such notes were paid in 1997. The acquisition was financed through borrowings by the Company of $2,500,000 (Note 7) from a bank and $1,105,000 from two significant shareholders of SMI (Note 7).

On October 1, 1996, SLIAC entered into an Asset Purchase Agreement with Cellco, a Delaware corporation, and acquired the operating assets and liabilities of Cellco in exchange for 10,000 shares of SLIAC preferred stock valued at $2,000,000. The acquisition was recorded as a purchase for accounting purposes and the purchase price of $2,085,000 was allocated to assets acquired of $773,407, liabilities assumed of $685,105, intangible assets of $211,698, and purchased research and development costs of $1,700,000. The preferred shareholders of SLIAC have the right to put their stock to SLI at any time from October 1, 2000 to September 30, 2001 for a price of $2,000,000. In the event the Company is combined with SMI and the combined company completes an underwritten offering, the preferred shareholders have the right to exchange such stock for 7% of the newly combined company. The right of exchange will be increased to 10% of the newly combined company in the event SLIAC concludes certain contract negotiations within 120 days of the public offering. The preferred shares are non-voting and have preference over common shareholders as to dividends and liquidation.

The following unaudited consolidated pro forma results of operations for the years ended December 31, 1996 and 1995 assume the acquisition Cellco and Microgon occurred at the beginning of the respective years. These unaudited consolidated pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results which would have occurred had the acquisition been made as of that date or of results which may occur in the future.

                                                     1996           1995

Net revenues                                    $  9,571,992   $  9,059,828
                                                =============  =============
Net loss                                        $ (2,610,540)  $ (3,545,524)
                                                =============  =============
Net loss per common share                       $      (0.20)  $      (0.28)
                                                =============  =============
Weighted average number of common shares
  used in per share computation                   12,834,394     12,834,394
                                                =============  =============

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 (Continued)
----------------------------------------------------------------------------

3.  INVENTORIES

Inventories consist of the following at December 31, 1996:

     Raw materials                                      $     525,934
     Work in progress                                          72,507
     Finished goods                                         1,035,897
                                                        --------------
                                                            1,634,338
     Less reserve for obsolescence                           (203,236)
                                                        --------------
                                                        $   1,431,102
                                                        ==============


4.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 1996:

     Equipment                                          $   4,051,044
     Furniture                                                642,615
     Leasehold improvements                                   764,441
                                                        --------------
                                                            5,458,100
     Less accumulated depreciation and amortization        (4,305,266)
                                                        --------------
                                                        $   1,152,834
                                                        ==============

5.  STOCK OPTION PLAN

The Company has a Stock Option Plan (the Plan) providing for options to purchase up to 2,000,000 shares of its common stock. The Plan provides for the granting of options to qualified employees and consultants of the Company at prices which are not less than 85% of the fair market value of the shares as of the date of grant. The options become exercisable as specified in the Plan, expire not more than ten years from the date of grant, and become exercisable ratably over a four-year period (25% per year). No options have been exercised to date.

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 (Continued)
----------------------------------------------------------------------------

Option activity under the Plan is as follows:

                                                             Weighted
                                                             average
                                         Number of           exercise
                                          shares               price

OUTSTANDING, January 1, 1995                -                 $ -
  Granted (weighted average fair
     value of $.24)                      639,000              $.32
                                         -------
OUTSTANDING, December 31, 1995           639,000               .32
  Granted (weighted average fair
     value of $.23)                      282,000               .30
                                         -------
OUTSTANDING, December 31, 1996           921,000               .32
                                         =======

At December 31, 1996, 1,461,338 shares were available for future grants under the Plan.

SFAS No. 123 requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal year 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options with vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions: expected life, 48 months following complete vesting; stock volatility, 108%; risk-free interest rate, 6%; and no dividends during the expected term. The Company's calculations are based on a single option valuation approach, and forfeitures are recognized as they occur. If the computed fair values of the 1996 and 1995 awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been $1,697,007 ($.13 per share) in 1996 and would have no effect on net loss and loss per share in 1995. However, the impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1996 and 1995 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 (Continued)
----------------------------------------------------------------------------

6.  INCOME TAXES

The Company's current income tax provision consists of the following:

                                                      1996        1995

     Federal                                        $     -     $     -
     State                                            40,795       7,200
     Foreign                                          21,544      30,886
                                                    ---------   ---------
                                                    $ 62,339    $ 38,086
                                                    =========   =========

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 35% to the consolidated loss before provision for income taxes as follows:

                                                      1996          1995

     Statutory federal income tax benefit         $ (570,798)     $(80,943)
     Goodwill amortization                            54,784        23,116
     Non-deductible meals and entertainment            2,324         6,824
     State income taxes, net                          26,337         4,680
     Increase in valuation allowance                 565,907        53,573
     Effect of foreign taxes                         (16,215)       30,836
                                                  -----------     ---------
     Income tax provision                         $   62,339      $ 38,086
                                                  ===========     =========

The components of the Company's net deferred income tax asset as of December 31, 1996 are as follows:

     Deferred state taxes                                         $   (5,759)
     Depreciation                                                    (31,475)
     Research and development expenses                               752,185
     Reserves not currently deductible                               166,503
     Operating loss carryforwards                                  3,618,481
     Other                                                            74,979
                                                                  -----------
                                                                   4,574,914
     Valuation allowance                                          (4,197,729)
                                                                  -----------
     Net deferred tax asset                                       $  377,185
                                                                  ===========

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 (Continued)
----------------------------------------------------------------------------

The Company's valuation allowance of $4,197,729 at December 31, 1996 results from the uncertainty of the Company's ability to utilize net operating loss and tax credit carryforwards to reduce future taxes. The valuation allowance increased $1,162,193 during 1996.

At December 31, 1996, the Company had net operating loss carryforwards for federal income tax purposes of $9,693,261 ($8,100,000 available to offset income of Microgon only), which expire at various dates from 1998 through 2009. The utilization of Microgon's $8,100,000 federal net operating loss is limited to approximately $230,000 of Microgon income annually. Any unused net operating loss is carried forward. As a result of the limitation, it is possible that more than $5,000,000 of the Microgon loss may expire without utilization. The Company has an approximate $3,500,000 state net operating loss carryforward, which expires at various dates beginning in 1998.


7.  LONG-TERM DEBT

Long-term debt to unaffiliated entities consists of the following at December 31, 1996:

  Note payable to bank, collateralized by substantially
    all of the assets of the Company, guaranteed by the
    majority shareholder, due in monthly principal
    installments of $29,762 through November 29, 2000,
    plus a final installment equal to the entire unpaid
    principal balance and accrued interest on the
    termination date.  Interest is payable monthly at a
    bank's prime rate (9% at December 31, 1996), plus
    .75% per annum.                                            $1,942,857

  9% subordinated acquisition notes payable, including
    accrued interest, guaranteed by the majority
    shareholder, principal and accrued interest due
    on January 1, 1997                                            219,076

  Noninterest-bearing notes payable due on various
    dates through January 1, 1998                                  81,749

  Obligation under sales-leaseback transaction                     99,054
                                                               -----------
                                                                2,342,736
  Less current portion                                           (690,359)
                                                               -----------
                                                               $1,652,377
                                                               ===========

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 (Continued)
----------------------------------------------------------------------------

Aggregate maturities of long-term debt as of December 31, 1996 are as follows:

     1997                                            $     690,359
     1998                                                  423,807
     1999                                                  357,144
     2000                                                  871,426
                                                     --------------
                                                     $   2,342,736
                                                     ==============


The note payable to the bank includes certain financial covenants, restricts the Company from purchasing property and making loans to affiliates in excess of specified amounts, and prohibits the payment of dividends without prior approval of the bank. The Company was not in compliance with various covenants at December 31, 1996. On February 28, 1997, the Company refinanced its notes payable with a $3,600,000 term loan requiring 60 monthly installments of $60,000 starting April 1, 1997, bearing interest at 9.14%. The term loan is collateralized by substantially all of the assets of the Company and is guaranteed by the majority shareholder. Due to the refinancing of notes payable subsequent to December 31, 1996, management has classified the current portion of notes payable under the terms of the original agreement.

On April 1, 1995, the Company sold certain items of its laboratory equipment for $159,912. Concurrently, the Company leased the equipment back for a period of 48 months at a monthly rental of $4,311. The Company has the option to repurchase the equipment at the end of the lease for consideration equal to the greater of 10% of the sale price or the fair market value of the equipment at that time, as determined by an independent appraiser. As a result, the transaction has been recorded as a financing transaction rather than as a sale, and the equipment and related accounts continue to be recognized in the accompanying financial statements.

The future lease payments under the related lease agreement are as follows:

     Year ending December 31:
       1997                                              $  51,732
       1998                                                 51,732
       1999                                                 12,933
                                                         ----------
                                                           116,397
     Less amount representing interest                     (17,343)
                                                         ----------
                                                         $  99,054
                                                         ==========

The implicit interest rate under the related lease agreement is 14%.

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 (Continued)
----------------------------------------------------------------------------

Long-term debt - affiliates consists of the following at December 31, 1996:

  Convertible notes payable to shareholders, payable
    in five equal annual installments aggregating
    $200,000 plus interest, beginning January 1, 2001,
    with a final installment of $105,000 plus interest,
    due on January 1, 2006; interest accrues at the rate
    of 8.75% per annum.  The notes may be converted to
    shares of common stock at a conversion price of $.31
    per share and contain antidilution provisions.             $  1,105,500

  Promissory note to shareholder, payable in 24 monthly
    installments aggregating $8,333 plus interest,
    beginning May 1, 1997, with a final payment of $8,333
    plus interest, due on April 30, 1999; interest accrues
    at the rate of 10% per annum.                                   200,000
                                                               -------------
                                                                  1,305,500
  Less current portion                                              (66,664)
                                                               -------------
                                                               $  1,238,836
                                                               =============

Interest expense to affiliates amounted to $119,495 and $41,446 in 1996 and 1995, respectively.


8.  AFFILIATED-ENTITIES TRANSACTIONS

The Company had additional transactions with affiliates as follows:

                                                       1996        1995

  Rent paid to a company partially owned by a
    member of the Board of Directors                $   36,000  $   36,000

  Legal fees to a firm which employs a member
    of the Board of Directors                           27,080      70,027

  Purchases from a company controlled by the
    majority shareholder                               103,173     687,539

  Sales to a company controlled by the majority
    shareholder                                         23,685     189,687

  Consulting fees paid to a company controlled
    by the majority shareholder                                     91,133

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 (Continued)
----------------------------------------------------------------------------

Companies controlled by and affiliated with the majority shareholder share various facilities and services, including office space, manufacturing, administrative and marketing staff assistance, and data processing capabilities. The expenses and revenues associated with staff assistance, services and data processing capabilities are allocated to the respective companies based on time devoted to each company. Overhead costs for shared manufacturing and assembly facilities are allocated based on space utilized. In connection with the shared services and facilities, the Company had amounts due from affiliates of $331,764 and amounts due to affiliates of $264,999 at December 31, 1996.


9.  COMMITMENTS

The Company rents manufacturing and office facilities under lease agreements requiring payments of $197,112 in 1997. Rent expense under operating leases was $218,939 and $195,343 in 1996 and 1995, respectively, of which $36,000 was paid to an affiliated entity in 1996 and 1995.


10.  FOREIGN SALES

Sales to customers in foreign countries, primarily Europe, amounted to $1,826,127 and $1,963,007 in 1996 and 1995, respectively.


11.  PROPOSED MERGER

The Company is currently investigating the possibility of a merger with SMI. No definitive agreement has been reached as of March 14, 1997.


12.  SUBSEQUENT EVENT

On January 29, 1997, the Company signed a letter of intent to sell the sample collection product line of Hydro-Med for $800,000 plus the value of inventory, approximately $169,000. Such sale closed on March 31, 1997.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None


                                   Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors
---------

Named below are directors serving until an Annual Meeting of Shareholders and until their respective successors are elected and qualify.

Name                         Age       Director Since       Position
----                         ---       --------------       --------
Roy T. Eddleman               57       July 30, 1982        Chairman, CEO
                                                            & Director

John J. Driscoll              48       July 30, 1982        Director,
                                                            Secretary

Jack Whitescarver             59       April 1, 1985        Director

Executive Officers of The Company
---------------------------------

Roy T. Eddleman               57       July 30, 1982        Chairman & CEO

F. Jesus Martinez             57           ----             President

Bruce R. Peasland             51           ---              Chief Financial
                                                            Officer


Business Experience of Directors and Executive Officers
-------------------------------------------------------

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

John J. Driscoll has been employed as an attorney in private practice for over six years.

Jack Whitescarver is the Deputy Director for the Office of AIDS Research at the National Institutes of Health in Bethesda, Maryland and has been there more than 5 years.

F. Jesus Martinez has been Chief Operating Officer and President of the Company since September, 1995. Mr. Martinez held the position of Vice President of R&D and Operations from August 1989 to September 1995. He has held senior management positions at Baxter Healthcare Corporation, National Medical Care, Minntech Corporation and is inventor or co-inventor of over twenty patents in medical devices. Mr. Martinez holds graduate and undergraduate degrees in Engineering Sciences and Medical Physiology from Emory University and has over 28 years of extensive experience in membrane filtration devices for the medical, laboratory and industrial markets.

Bruce R. Peasland, the chief financial officer, has been employed by the Company since May 1996. Prior to such date, Mr. Peasland was the Executive Vice President and Chief Financial Officer for Intervest Industries from 1989.

There are no family relationships between any of the Company's directors and officers. There are no arrangements or understandings between any director and any other person pursuant to which any person was elected or nominated as a director.

The Company had no pension, retirement, annuity, savings or similar benefit plans in 1996. Directors are not compensated for their services on the Company's Board of Directors.


Item 10.  Executive Compensation

The following table sets forth the annual compensation paid and accrued by the Company during its last three fiscal years to executive officer to whom it paid in excess of $100,000 including cash and issuance of securities:


                            Annual Compensation      Restricted Long Term Compensation
                            -------------------      ----------------------------------
Name and Position       Year    Salary     Bonus     Stock     SAR's     LTIP    All
                                                     Awards                      Other
--------------------   -----  ---------  ---------  ------------------------------------
Roy Eddleman            1996   $160,000  $75,000
Chief Executive Officer 1995   $160,000  $82,000
                        1994          0  $60,000

F. Jesus Martinez       1996   $145,000  $55,000
President               1995    $84,180  $88,753(1)  240,000
                        1994   $120,000  $20,000


(1) A payment of $88,753 was made in connection with the sale of Microgon to the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock at December 31, 1996 by (i) all persons known by management to be beneficial owners of more than 5% of its Common Stock, (ii) all nominees for directors and (iii) all officers and nominees for directors of the Company as a group:


                                Amount and Nature of Beneficial Ownership (A)
Name                        Directly Owned      Percent    Indirectly Owned with    Percent
                             with Sole Power    of Class   Shared Power of Voting   of Class(1)
                             of Voting and                  and/or Disposition
                              Disposition
                              -----------      ---------   ---------------------   ------------
Roy T. Eddleman (B)
32022 La Cadena Drive
Laguna Hills, California           901,907         7.0%          11,037,338           85.9%

Spectrum Medical Industries, Inc.
23022 La Cadena Drive
Laguna Hills, California        10,135,431        78.9%                   -              -

Thomas Gerardi
1126 Wilshire Boulevard
Los Angeles, CA  90017             901,907         7.0%                   -              -

Jack Whitescarver (C)                  -             -                    -              -

John J. Driscoll (C)                   -             -                    -              -

All directors and officers as a
group (5 in number)                901,907         7.0%                   -              -




(1)     12,834,394 shares outstanding as of December 31, 1996.

(A)     Unless otherwise noted, all shares listed are owned of record.

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


The following table sets forth options granted to named executive officers:


Name            No. of Securities    Percent of   Exercise  Expiration Potential Realizable Value at
                   Underlying      Total Options   Price       Date       Assumed Annual Rates of
                    Options                                               Stock Price Appreciation
--------------  ------------------ -------------- --------- ----------- ----------------------------
<s.
Roy T. Eddleman,
    CEO               --                --           --          --                   --
F. Jesus Martinez,
   President        240,000            30.7%         .32      12/31/00           at  5% $103,200
                                                                                 at 10% $127,200

Item 12.  Certain Relationships and Related Transactions

In 1996 and 1995, the Company has had transactions with related parties as follows:

                                   Years ended December 31,
                                                      1996        1995
     Rent paid to a company owned by the
       Board of Directors (the "Chairman")           $36,000     $36,000
     Fees for legal service paid to a law
       firm which employs a member of the
       Board of Directors                            $27,080     $70,027
     Purchases from companies controlled
       by and affiliated with the Chairman          $103,173    $687,539
     Sales to companies controlled and
       affiliated with the Chairman                  $23,685    $189,687
     Consulting fees paid to companies
       controlled by and affiliated with
       the Chairman                                        0     $91,133

Item 13.  Exhibits and Reports on Form 8-K

(a) Exhibits
------------

Exhibit No.                Description

3.1 Articles of Incorporation of Registrant (incorporated by reference to Exhibit 4.1 file with Registrant's Registration Statement on Form S-2. Registration No. 2-68999

3.2 Amendment to Article I of the Articles of Incorporation of Registrant (incorporated by reference to Exhibit 3.2 filed with Registrant's Report on Form 10-K for the fiscal year ended December 31, 1982, commission File No. 0-9478)

3.3 Bylaws of Registrant (incorporated by reference to Exhibit 4.2 filed with Registrant's Registration Statement on Form S-2, Registration No. 2-68999)

3.4 Amendment to Article III, section 2 of Registrant's Bylaws (incorporated by reference to Exhibit 3.3 filed with Registrant's Report on Form 10-K for the fiscal year ended May 31, 1982, Commission File No. 0-9478)

3.5 Amendment to Article IV, Section 6 and Section 7 of the Registrant's Bylaws (incorporated by reference to Exhibit 3.4 filed with Registrant's Report on Form 10-K for the fiscal year ended May 31, 1982, Commission File No. 0-9478)

3.6 Articles of Amendment to Registrant's Articles of Incorporation increasing authorized stock to 25,000,000 shares (incorporated by reference to Registrant's Schedule 14C-2 Information Statement, Exhibit A, filed with the Commission on October 19, 1996; Commission File NO. 0-9478

3.7 Certificate of Ownership of Microgon into Spectrum Laboratories incorporated by reference to Exhibit 2B to the Registrant's Form 8-K/A on October 15, 1996, Commission File No. 0-9478

10.1 Agreement for Sale of Assets dated as of August 1, 1982 between Registrant and Glenco Scientific, Inc. (incorporated by reference to Exhibit 10.7 filed with Registrant's report on form 10-K for the fiscal year ended December 31, 1982, Commission File No. 0-9478)

10.2 Agreement for Sale of Assets dated as of August 1, 1982 between Registrant and Spectrum Medical, Inc. (incorporated by reference to Exhibit 10.8 filed with Registrant's Report on Form 10-K for the fiscal year ended December 31, 1982, commission File No. 0-9478)

10.3 Agreement for Sale of Assets Dated as of July 1, 1983 between the Registrant and all the shareholders of Innometrics, Inc. (incorporated by reference to Exhibit 10.8 filed with Registrant's Report on Form 10-K for the fiscal year ended December 31, 1983, Commission File No. 0-9478)

10.4 Agreement and Plan of Reorganization dated March 31, 1983 between the Registrant and all the shareholder of Innometrics, Inc. (incorporated by reference to Exhibit 10.8 filed with Registrant's Report on Form 10-K for the fiscal year ended December 31, 1983, Commission File No. 0-9478)

10.5 Sublease dated September 15, 1982, between Registrant and Glenco Scientific, Inc. for facilities at 15413 Vantage Parkway East, Houston, Texas (incorporated by reference to Exhibit filed with Registrant's Report on Form 10-K for the fiscal year ended December 31, 1983, Commission File No. 0-9478)

10.6 Registrants Stock Compensation Plan (incorporated by reference to Exhibit 10.11 filed with Registrant's Report on Form 10-K for the fiscal year ended December 31, 1983, Commission File No. 0-9478)

10.7 Registrant's 1982 Stock Option Plan (incorporated by reference to Exhibit 10.12 filed with Registrant's Report on Form 10-K for the fiscal year ended December 31, 1983 Commission File No. 0-9478)

10.8 Purchase Agreement dated as of July 21, 1983 between Registrant and Biotic Technologies, Inc. (incorporated by reference to
             Exhibit 10.13 filed with Registrants Report on Form 10-K for the fiscal year ended December 31, 1983, Commission File No. 0-
             9478)

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

10.13 City National Bank loan agreement dated as of February 28, 1997, between registrant, Spectrum Medical Industries, Inc., and City National Bank (incorporated by reference to Exhibit
             10.13 filed with registrant's report on Form 10-KSB for fiscal year ended December 31, 1996, Commission File No. 0-9478).

10.14 Registrant's purchase agreement of Cellco, Inc. (incorporated by reference to Exhibit 10.14 with registrant's Form 8-K dated November 1, 1996, Commission File No. 0-9478).

(b) During the quarter ended December 31, 1996, the Company filed a current report in Form 8K dated November 1, 1996 reporting under Item 2 information about the acquisition of Cellco, Inc. and under Item 7 as the financial statement of Cellco, Inc., and Item 7(b) the pro forma consolidated statement of operations to be filed at a future date.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spectrum Laboratories, Inc.




By: /s/ Bruce R. Peasland
    ----------------------------
Bruce R. Peasland
Chief Financial Officer
Date:





By: /s/ Roy T. Eddleman
    ----------------------------
Roy T. Eddleman, President
Chief Executive Officer and Director
Date:





By: /s/ John J. Driscoll
    -----------------------------
John J. Driscoll, Secretary and Director
Date: