Form 10QSB
period 1997-03-31
SPECTRUM LABORATORIES INC /CA
filed 1997-05-15
CIK 319013

                 U.S. Securities and Exchange Commission
                          Washington, D.C.  20549

                                 Form 10-QSB

 [ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1997
 [   ]   TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT


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

Spectrum Laboratories, Inc.


                                                                Page
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                     3
   Balance Sheet                                                  3
   Statement of Income, Three Months Ended March 31, 1997         4
   Statement of Cash Flows                                        5
   Notes to Financial Statements                                  6

Item 2.  Management's Discussion and Analysis of Financial
         Condition                                                7

Part II - OTHER  INFORMATION

Item 1.  Legal Proceedings                                        8
Item 2.  Changes in Securities                                    8
Item 3.  Defaults Upon Senior Securities                          8
Item 4.  Submission of Matters to a Vote of Security Holders      8
Item 5.  Other Information                                        8
Item 6.  Exhibits and Reports on Form 8-K                         8
Signature                                                         9

                        Spectrum Laboratories, Inc.
                        Consolidated Balance Sheets
                          March 31, 1997 and 1996
                                 (Unaudited)
                                                      3/31/97      3/31/96
ASSETS
CURRENT ASSETS
 Cash and cash equivalents                         $   175,562  $   754,837
 Accounts receivable, trade                          1,685,265    1,135,274
 Accounts receivable, related parties                  651,297       44,443
 Accounts receivable, sale of business                 819,131
 Inventories                                         1,352,833    1,107,382
 Prepaid expenses and other current assets              95,382       26,881
 Deferred taxes                                        377,185      378,935
                                                   ------------ ------------
 Total current assets                                5,156,655    3,447,752


OTHER ASSETS
Property and equipment, net                          1,094,062      941,609
Goodwill                                             3,152,652    2,596,449
Other assets                                            36,533       24,945
                                                   ------------ ------------
Total other assets                                   4,283,247    3,563,003

TOTAL ASSETS                                       $ 9,439,902  $ 7,010,755
                                                   ============ ============


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable, trade                           $   610,062  $   207,243
 Accrued liabilities                                   757,658      469,256
 Current portion of long term debt                     790,248      424,118
 Due to related parties                                225,809      198,555
 Income tax payable                                     85,491       64,224
                                                   ------------ ------------
 Total current liabilities                           2,469,268    1,363,396

OTHER LIABILITIES
 Notes payable                                       3,543,304    3,712,122
                                                   ------------ ------------
 Total liabilities                                   6,012,572    5,075,518

MINORITY INTEREST                                    2,046,989

SHAREHOLDERS' EQUITY
 Common stock, no par value:  25,000,000 shares
 authorized, 12,900,000 issued and outstanding         128,344       22,000
 Additional paid in capital                          5,237,848    4,712,000
 Retained earnings, accumulated deficit             (3,942,633)  (2,798,763)
 Unrealized loss on foreign currency translation       (43,218)
                                                   ------------ ------------
TOTAL SHAREHOLDERS' EQUITY                           1,380,341    1,935,237
                                                   ------------ ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 9,439,902  $ 7,010,755
                                                   ============ ============

                         Spectrum Laboratories, Inc.
                      Consolidated Statements of Income
                 Three Months Ended March 31, 1997 and 1996
                                 (Unaudited)

                                        Three Months Ended, March 31,
                                              1997            1996

SALES                                    $ 2,049,984      $ 2,182,530

COSTS AND EXPENSES
 Cost of sales                             1,157,413        1,252,441
 Selling expenses                            364,082          357,355
 General and administrative expenses         512,497          312,776
 Research and development expenses           131,495           92,124
 Interest expense                            100,616           78,399
                                         ------------     ------------
 Total costs and expenses                  2,266,103        2,093,095
                                         ------------     ------------
INCOME FROM OPERATIONS                      (216,119)          89,435

INCOME FROM SALE OF BUSINESS                 806,796
                                         ------------     ------------
INCOME BEFORE TAXES                          590,677           89,435

PROVISION FOR INCOME TAXES                    15,000           46,654
                                         ------------     ------------
NET INCOME                               $   575,677      $    42,781
                                         ============     ============
NET INCOME PER SHARE                     $     0.045      $     0.003
                                         ============     ============

AVERAGE NUMBER OF COMMON AND COMMON
 EQUIVALENT SHARES                        12,900,000       12,900,000

                          See accompanying notes

                       Spectrum Laboratories, Inc.
                   Consolidated Statement of Cash Flows
             For the Three Months Ended March 31, 1997 and 1996
                                 (Unaudited)
                                              Three Months Ended, March 31,
                                                   1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME                                    $  575,677     $   42,781

ADJUSTMENTS TO RECONCILE NET INCOME TO
 NET CASH USED IN OPERATING ACTIVITIES
 Depreciation and amortization                   118,661        113,137
 Deferred income taxes                                           26,138

CHANGES IN ASSETS AND LIABILITIES
 (Increase) in accounts receivable              (822,111)      (119,741)
 (Increase) in accounts receivable - sale
    of business                                 (819,131)
 Decrease in inventories                          78,269        273,061
 Decrease(increase) in prepaid expenses and
    other current assets                          10,116         (7,682)
 (Increase) in other assets                       (4,456)        (3,239)
 (Decrease) in accounts payable                 (381,740)       (22,581)
 Increase (decrease) in accrued liabilities      196,015        (10,867)
 (Decrease) in due to related parties           (800,015)      (626,648)
 Increase in long term debt                    1,446,141      1,097,047
                                              -----------    -----------
 Net cash (used in) provided by operating
    activities                                $ (402,574)    $  761,406

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of equipment and leasehold
    improvements                                 (13,718)      (133,745)
 Investments                                                     44,704
                                              -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES            (13,718)       (89,041)
                                              -----------    -----------

NET (DECREASE ) INCREASE IN CASH                (416,292)       672,365

CASH AT BEGINNING OF YEAR                        519,854         82,472
                                              -----------    -----------
CASH AT END OF THREE MONTHS                   $  175,562     $  754,837
                                              ===========    ===========

Spectrum Laboratories, Inc.
Notes to Consolidated Financial Statements
March 31, 1997
(Unaudited)



1.  Basis for Presentation

The accompanying unaudited interim financial statements consolidate the accounts of Spectrum Laboratories, Inc. ("Spectrum") and its partially owned subsidiary, Spectrum Europe B.V. (Spectrum B.V.), which are collectively referred to as the "Company". All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997, and the results of their operations and their cash flows for the three months ended March 31, 1997 and 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 1996.


Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or net realizable value and are composed of the following:

                                       March 31, 1997      December 31, 1996
                                       --------------      -----------------

Raw materials                          $     669,685       $       525,934
Work in progress                             108,195                72,507
Finished goods                               765,040             1,035,897
                                       --------------      ----------------
                                       $   1,542,920       $     1,634,338

Reserve for obsolescence                    (190,087)             (203,236)
                                       --------------      ----------------

Total                                  $   1,352,833       $     1,431,102
                                       ==============      ================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis covers Spectrum Laboratories, Inc. ("Spectrum"), referred to as the "Company".

Results of  Operations

Sales for the first quarter were $2,049,984 vs. $2,182,530 for the first quarter of 1996. In 1997, sales decreased $132,546 compared to the first quarter of 1996. Cell expansion sales added $216,197, while medical disposable sales decreased due to price competition in the market place.

Gross margins were 43.5% for the first quarter vs. 42.6% for the same period in 1996. The improvement in margins is largely attributed to the changing mix of products as sales for hollow fiber membrane products become a larger part of the mix.

Selling expenses for the first quarter were $364,082 vs. $357,355 for the first quarter of 1996. Selling expenses as a percentage of total revenue were 17.8% in 1997 and 16.4% in 1996.

General and administrative expenses were $512,497 for the first quarter of 1997 vs. $312,776 for the same period in 1996. General and administrative expenses as a percentage of total revenue were 25.0% in 1997 and 14.3% in 1996. $141,679 of the increase is due to cell expansion expenses. The remainder of the increase results from changes to the infrastructure for management information systems.

Research and Development expenses were $131,495 for the first quarter of 1997 and $92,124 for the first quarter of 1996, or an increase of 42.7%. All of the increase is due to cell expansion products.

Interest expense is $100,616 for the first quarter of 1997 vs. $78,399 for the first quarter of 1996. This is a result of notes and loans outstanding.

On March 31, 1997, the company sold its microbiological sampling and transport products business for $800,000.00 plus the value of inventory. The $806,796 income from the sale of business in 1997 is primarily the gain on the sale. Proceeds on the sale were received in April, 1997.

The Company is a developer, manufacturer and marketer of a comprehensive line of tubular membrane products used by research laboratories and biotechnology and pharmaceutical companies. The Company's products, derived from a platform technology of mass transfer membranes ("MTMs"), are used for existing and emerging life sciences applications such as molecular/biological separations, fluid purification and cell expansion.
The Company's platform technology allows it to created MTMs to meet a wide range of performance criteria and to integrate the MTMs into systems for life science applications.


Liquidity and Capital Resources

On March 31, 1997, the Company had cash of $175,562. At present the Company has no other material unused sources of liquidity. Management expects that cash generated from operations will be sufficient to fund operations for the remainder of 1997.

Capital Commitments

As of March 31, 1997, the Company owes $3,600,000 to City National Bank.


Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         None

Item 2.  Change in Securities
         None

Item 3.  Defaults upon Senior Securities
         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and reports on Form 8-K
         (a) The Company filed no exhibits during the quarter ended March
             31, 1997
         (b) Reports on Form 8-K
             The Company filed no reports on Form 8-K during the quarter ended March 31, 1997

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECTRUM LABORATORIES, INC.
(Registrant)




/s/ Bruce R. Peasland
---------------------
Signature

Bruce R. Peasland
Chief Financial Officer



                                      9
9

10