Form 10QSB
period 1997-06-30
SPECTRUM LABORATORIES INC /CA
filed 1997-08-19
CIK 319013

                   U.S. Securities and Exchange Commission
                          Washington, D.C.  20549
                                 Form 10-QSB

 [ X ]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997
 [   ]      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT


                        Commission File Number 0-9478
                         SPECTRUM LABORATORIES, INC.
          Incorporated pursuant to the laws of the State of California

     Internal Revenue Service - Employer Identification Number  95-3557539

            23022 La Cadena Drive, Laguna Hills, California  92653
                    Address of principal executive offices

                  Issuer's Telephone Number  (714) 581-3500

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

       Number of shares of Common Stock outstanding as of August 15,1997:
                                  12,834,394

Spectrum Laboratories, Inc.


                                                                        Page
                                                                        ----
Part I -  FINANCIAL INFORMATION

Item 1.   Financial Statements                                            3
          Consolidated Balance Sheet as of June 30, 1997                  3
          Consolidated Statements of Income for the Three and Six
           Months Ended June 30, 1997 and June 30, 1996                   4
          Consolidated Statements of Cash Flows for the Six Months
           ended June 30, 1997 and June 30, 1996                          5
          Notes to Consolidated Statements                                6

Item 2.   Management's Discussion and Analysis of Financial Condition     7

Part II - OTHER  INFORMATION

Item 1.   Legal Proceedings                                               9
Item 2.   Changes in Securities                                           9
Item 3.   Defaults Upon Senior Securities                                 9
Item 4.   Submission of Matters to a Vote of Security Holders             9
Item 5.   Other Information                                               9
Item 6.   Exhibits and Reports on Form 8-K                                9
Signature                                                                10

                        Spectrum Laboratories, Inc.
                         Consolidated Balance Sheet
                             As of June 30, 1997
                (Dollars in thousands, except par value)
                                 (Unaudited)
                                                                  30-Jun-97
                                                                 -----------
                                                                 (Unaudited)
ASSETS
CURRENT ASSETS
        Cash and cash equivalents                                $      790
        Accounts receivable                                           1,538
        Due from affiliates                                           1,180
        Inventories                                                   1,234
        Prepaid expenses and other current assets                        80
                                                                 -----------
        Total currents assets                                         4,822

Property and equipment, net                                             943
Deferred income taxes                                                   377
Goodwill                                                              2,982
Other assets                                                            155
                                                                 -----------
TOTAL ASSETS                                                     $    9,279
                                                                 ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
        Accounts payable                                         $      565
        Accrued liabilities                                             803
        Current portion of long-term debt                               842
        Due to affiliates                                               206
        Income taxes payable                                             94
                                                                 -----------
        Total current liabilities                                     2,510

LONG-TERM LIABILITIES
        Long-term debt                                                2,748
        Long-term debt, affiliates                                      553
                                                                 -----------
        Total liabilities                                             5,811

MINORITY INTEREST                                                     2,057

SHAREHOLDERS' EQUITY
        Common stock, par value $.01: 25,000,000 shares
        authorized, 12,834,394 issued and outstanding                   128
        Additional paid in capital                                    5,238
        Retained earnings, accumulated deficit                       (3,910)
        Unrealized loss on foreign currency translation                 (45)
                                                                 -----------
TOTAL SHAREHOLDERS' EQUITY                                            1,411
                                                                 -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $    9,279
                                                                 ===========

                                     Spectrum Laboratories, Inc.
                                  Consolidated Statements of Income
                            (In thousands, except for per share amounts)
                                             (Unaudited)

                                                     Three Months                Six Months
                                                    Ended June 30,              Ended June 30,
                                              --------------------------  --------------------------
                                                 1997            1996        1997            1996
                                              ----------      ----------  ----------      ----------
NET SALES                                     $    2,306      $    2,279  $    4,356      $    4,461

COSTS AND EXPENSES
  Cost of sales                                    1,330           1,380       2,487           2,633
  Selling                                            364             340         728             697
  General and administrative                         231             259         744             560
  Research and development                           195              88         326             180
  Other expense, primarily interest                   92              81         193             159
                                              ----------      ----------  ----------      ----------
  TOTAL COSTS AND EXPENSES                         2,212           2,148       4,478           4,229
                                              ----------      ----------  ----------      ----------
GAIN (LOSS) ON SALE OF PRODUCT LINE                 (39)                         768
                                              ----------      ----------  ----------      ----------
INCOME BEFORE MINORITY INTEREST IN INCOME
  OF SUBSIDIARY AND PROVISION FOR INCOME TAXES        55             131         646             232

MINORITY INTEREST IN INCOME OF SUBSIDIARY             10               9          10              20
                                              ----------      ----------  ----------      ----------
INCOME BEFORE PROVISION FOR INCOME TAXES              45             122         636             212

PROVISION FOR INCOME TAXES                            12              53          27             100
                                              ----------      ----------  ----------      ----------
NET INCOME                                    $       33      $       69  $      609      $      112
                                              ==========      ==========  ==========      ==========

  BASIC NET INCOME PER COMMON SHARE           $        -      $      .01  $      .05      $      .01
  WEIGHTED AVERAGE COMMON SHARES OUTSTANDING      12,834          12,834      12,834          12,834

                                                  4

 Spectrum Laboratories, Inc.
                     Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                Six Months Ended June 30,
                                             -------------------------------
                                                 1997              1996
                                             -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                   $        609      $        112
Adjustments to reconcile net income to net
  cash used for operating activities:
Depreciation and amortization                         261               196
Minority interest in income of subsidiary              10
Deferred income taxes                                                    (2)
Gain on sale of product line                         (768)
Change in assets and liabilities:
Increase in trade receivables, net                   (355)             (234)
Increase in due from affiliates                      (848)
Decrease in inventories, net                           52               151
(Increase) decrease in prepaid expenses and other
  current assets                                       25                (1)
(Increase) decrease in other assets                    10                (9)
Increase (decrease) in accounts payable and accrued
  and other liabilities                              (200)              117
Increase in income taxes payable                       23                39
Decrease in due to affiliates                         (59)             (559)
Other                                                  (8)
                                             -------------     -------------
Net cash used for operating activities             (1,248)             (190)
                                             -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of product line                    969
Acquisitions of property and equipment                (18)              (88)
Decrease in investments                                                  44
                                             -------------     -------------
Net cash provided by (used for)
  investing activities                                951               (44)
                                             -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt               (3,105)
Proceeds relating to advances from affiliates
  and issuances of long-term debt                   3,600             1,046
                                             -------------     -------------
Net cash provided by financing activities             495             1,046
                                             -------------     -------------
-
NET INCREASE IN CASH AND CASH EQUIVALENTS             198               812

CASH AND CASH EQUIVALENTS, beginning of year          592                83
                                             -------------     -------------
CASH AND CASH EQUIVALENTS, end of year       $        790      $        895
                                             =============     =============

                      NOTES TO CONSOLIDATED STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited financial statements consolidate the accounts of Spectrum Laboratories, Inc. ("Spectrum") and its partially owned subsidiary, Spectrum Europe B.V. ("Spectrum B.V."), which are collectively referred to as the "Company". All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1997 and the results of their operations and their cash flows for the three and six months ended June 30, 1997 and 1996. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures in the unaudited interim financial statements are adequate to make the information presented not misleading.

Note 2 - Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or net realizable value and are composed of the following:

               Raw materials             $    665,126
               Work in progress                46,901
               Finished goods                 711,963
                                         -------------
                                         $  1,423,990
               Reserve for obsolescence      (190,087)
                                         -------------
                                         $  1,233,903
                                         =============
Note 3 - Earnings per Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The Company is required to adopt SFAS 128 in the second quarter of 1997 and accordingly, the Company has applied this standard when computing earnings per share. SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income, available to common shareholders, by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. The increase in weighted average shares outstanding that would result from the assumed exercise of stock options, using the treasury stock method, would not change the earnings per share amounts presented for any period.



Note 4 - Income Taxes

In the first six months of 1997, the Company provided $27,000 for income taxes. This tax provision primarily relates to federal alternative minimum tax and state taxes. As of December 31, 1996, the Company had net operating loss carryforwards for federal income tax purposes of $9,693,261 ($8,100,000 available to offset income of Microgon only), which expire at various dates from 1998 through 2009. The utilization of Microgon's $8,100,000 federal net operating loss is limited to approximately $230,000 of Microgon income annually. Any unused net operating loss is carried forward. As a result of the limitation, it is possible that more than $5,000,000 of the Microgon loss may expire without utilization. The Company has an approximate $3,500,000 state net operating loss carryforward, which expires at various dates beginning in 1998.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                OF OPERATIONS

The following discussion relates to the Company, its wholly owned subsidiaries, SLI Acquisition Corporation ("SLI AC"), Hydro-Med Products ("Hydro-Med") and Microgon, Inc. ("Microgon") and its partially owned subsidiary, Spectrum Europe B.V. During 1995, the Company acquired Microgon, Inc. under a transaction accounted for as a step acquisition. During 1996, SLI AC acquired the assets and liabilities of Cellco Inc. under a transaction accounted for as a purchase. The Company has consolidated the financial position and operations of Spectrum B.V. for all periods presented.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained elsewhere within this Report on Form 10-QSB. Except for the historical information contained herein, the following discussion may contain forward-looking statements that involve risks and uncertainties. The actual future results of the Company could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and those factors discussed in the Company's Form 10-KSB for the year ended December 31, 1996.

Results of Operations

Net sales for the three months ended June 30, 1997 of $2,306,000 were relatively flat compared to net sales of $2,279,000 for the three months ended June 30, 1996. The Company incurred decreases in net sales from Spectrum B.V. and its medical disposable product line due to the sale of its microbiological sampling and transport products business on March 31, 1997, offset by net sales from its cell culture product line.

Net sales for the six months ended June 30, 1997 of $4,356,000, a decrease of 2%, compared to net sales of $4,461,000 reported for the six months ended June 30, 1996. The decrease in net sales can be attributed to decreases in net sales from Spectrum B.V. and the Company's medical disposable product line due to the sale of its microbiological sampling and transport products business. The decrease in net sales is offset by net sales from its cell culture product line. Management expects net sales to decrease slightly over the next six months due to the divestiture of its microbiological sampling and transport products business. Management does not expect net sales from its cell culture product line to offset the loss of net sales from its microbiological sampling and transport products business.

Gross margin as a percentage of net sales for the three months ended June 30, 1997 was 42.3% compared to 39.4% for the three months ended June 30, 1996. Gross margin as a percentage of net sales for the six months ended June 30, 1997 was 42.9% compared to 41% for the six months ended June 30, 1996. The increase in gross margin can be attributable to an improved product mix mainly due to net sales related to the cell culture product line that has higher gross margins than the medical disposable product line.

Selling and marketing expenses were 15.8% of net sales for the three months ended June 30, 1997 compared to 14.9% of net sales for the three months ended June 30, 1996. For the six months ended June 30, 1997, selling and marketing expenses were 16.7% of net sales compared to 15.6% of net sales for the six months ended June 30, 1996. The increase in selling and marketing expenses can be attributable to the acquisition of Cellco.

General and administrative was 10% of net sales for the three months ended June 30, 1997 compared to 11.4% of net sales for the three months ended June 30, 1996. The decrease was due to better expense controls by the Company.

General and administrative was 17.1% of net sales for the six months ended June 30, 1997, compared to 12.6% of net sales for the six months ended June 30, 1996. The increase can be attributable to the acquisition of Cellco and the retaining of certain essential personnel from that acquisition.

Research and development expenses increased 122% to 8.5% of net sales for the three months ended June 30, 1997 from 3.9% for the three months ended June 30, 1996. For the six months ended June 30, 1997, research and development expenses increased 81% to 7.5% of net sales compared to 4% reported for the six months ended June 30, 1996. The increase in research and development expenses for the three and six months, can be attributable to product development costs related to the Company's cell culture product line and the retention of certain essential research personnel from the Cellco acquisition.

Other expense, mainly interest, increased 14% to 4.0% of net sales for the three months ended June 30, 1997 compared to 3.6% of net sales for the three months ended June 30, 1996. For the six months ended June 30, 1997, other expense, mainly interest, increased 22% to 4.4% on net sales compared to 3.6% of net sales for the six months ended June 30, 1996. The increase for the three and six months in other expense can be attributable to interest expense related to a higher bank loan, mainly, the $3,600,000 term loan with City National Bank.

On March 31, 1997, the Company sold its microbiological sampling and transport business for approximately $969,000 resulting in a gain of $768,000. Proceeds from the sale were received on April 11, 1997.

Factors That May Affect Future Results

The Company's future operating results may be adversely affected by a number of factors, including general economic conditions, dependence on constant development of new products and technologies, the rapid technological change in the biomedical field, dependence on major customers, dependence on relationships with third parties concerning research activities, the ability to protect its patents and proprietary information, and regulation by United States governmental authorities.

The laboratory life science markets in which the Company competes are highly competitive. The Company has a significant number of competitors, some of which are larger and have greater financial and other resources than the Company. The Company competes with many domestic and international companies in its global markets. There can be no assurance that the Company's products will continue to compete successfully with the products of its competitors. The principal methods of competition in the markets in which the Company competes are product specifications, performance, quality, knowledge, reputation, technology, distribution capabilities, service and price.

Liquidity and Capital Resources

During the first six months of 1997, cash was generated by a net increase in borrowings of $495,000 and $969,000 from the sale of a product line. These increases in cash were essentially offset by cash used for operating activities of $1,248,000 which was primarily attributable to increases in trade receivables and receivables from an affiliate, Spectrum Medical Industries, Inc.

On June 30, 1997, the Company had cash and cash equivalents of $790,000 and a current ratio of 1.9. The Company has no material capital commitment except for monthly term loan payments of $87,000 including approximately $27,000 of interest to City National Bank and approximately $100,000 committed to the production and mailing of product line catalogs. Total amount owed to City National Bank at June 30, 1997 is $3,420,000. The Company has no other sources of financing.

Management expects that cash generated from operations will be sufficient to fund operations for the next six months provided there is no material change to revenues or expenses.

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          None

Item 2.   Change in Securities
          None

Item 3.   Defaults upon Senior Securities
          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders
          None

Item 5.   Other Information
          None

Item 6.   Exhibits and reports on Form 8-K
          (a)  The Company filed no exhibits during the quarter ended June
               30, 1997
          (b)  Reports on Form 8-K
               The Company filed no reports on Form 8-K during the quarter ended June 30, 1997

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECTRUM LABORATORIES, INC.
(Registrant)


  /s/  Michael S. Shimada
-------------------------
Signature

Michael S. Shimada
Chief Financial Officer



 /s/  F. Jesus Martinez
-----------------------
Signature

F. Jesus Martinez
President