Form 10QSB
period 1997-09-30
SPECTRUM LABORATORIES INC /CA
filed 1997-11-14
CIK 319013

                 U.S. Securities and Exchange Commission
                          Washington, D.C.  20549
                                  Form 10-QSB


 [ X ]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1997
 [   ]    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT


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

                         Yes  X                 No__


Number of shares of Common Stock outstanding as of October 31, 1997:
12,834,394

Spectrum Laboratories, Inc.


                                                                       Page
                                                                       ----
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                            3
         Consolidated Balance Sheet as of September 30, 1997             3
         Consolidated Statements of Operations for the Three and
         Nine Months Ended September 30, 1997 and September 30, 1996 4 Consolidated Statements of Cash Flows for the Nine Months
         ended September 30, 1997 and September 30, 1996                 5
         Notes to Consolidated Statements                                6

Item 2.  Management's Discussion and Analysis of Financial Condition     7

Part II - OTHER  INFORMATION

Item 1.   Legal Proceedings                                              9
Item 2.   Changes in Securities                                          9
Item 3.   Defaults Upon Senior Securities                                9
Item 4.   Submission of Matters to a Vote of Security Holders            9
Item 5.   Other Information                                              9
Item 6.   Exhibits and Reports on Form 8-K                               9
Signature                                                               10

                         Spectrum Laboratories, Inc.
                         Consolidated Balance Sheet
                          As of September 30, 1997
                  (Dollars in thousands, except par value)
                                 (Unaudited)

ASSETS
CURRENT ASSETS
   Cash and cash equivalents                               $     1,081
   Accounts receivable                                           1,088
   Due from affiliates                                             940
   Inventories                                                   1,022
   Prepaid expenses and other current assets                        91
                                                           ------------
   Total current assets                                          4,222

Property and equipment, net                                        872
Deferred income taxes                                              377
Goodwill                                                         2,945
Other assets                                                       165
                                                           ------------
TOTAL ASSETS                                               $     8,581
                                                           ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                        $       640
   Accrued liabilities                                             751
   Current portion of long-term debt                               814
   Due to affiliates                                               135
   Income taxes payable                                             74
                                                           ------------
   Total current liabilities                                     2,414

LONG-TERM LIABILITIES
   Long-term debt                                                2,556
   Long-term debt, affiliates                                      553
                                                           ------------
TOTAL LIABILITIES                                                5,523

MINORITY INTEREST                                                2,054

SHAREHOLDERS' EQUITY
   Common stock, par value $.01:  25,000,000 shares
   authorized, 12,834,394 issued and outstanding                   128
   Additional paid in capital                                    5,238
   Retained earnings, accumulated deficit                       (4,316)
   Unrealized loss on foreign currency translation                 (46)
                                                           ------------
TOTAL SHAREHOLDERS' EQUITY                                       1,004
                                                           ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $     8,581
                                                           ============


                                    Spectrum Laboratories, Inc.
                             Consolidated Statements of Operations
                           (In thousands, except for per share amounts)
                                             (Unaudited)


                                                           Three Months             Nine Months
                                                           Ended Sep 30,           Ended Sep 30,
                                                      ----------------------  ----------------------
                                                         1997        1996        1997       1996
                                                      ----------  ----------  ----------  ----------

NET SALES                                             $   1,779   $   2,048   $   6,135   $   6,510

COSTS AND EXPENSES
   Cost of sales                                          1,199       1,242       3,686       3,875
   Selling                                                  321         332       1,049       1,029
   General and administrative                               463         315       1,207         875
   Research and development                                 125          79         451         259
   Interest expense, net                                     91         100         284         259
   Other (income) expense                                               (27)                    (27)
                                                      ----------  ----------  ----------  ----------

   TOTAL COSTS AND EXPENSES                               2,199       2,041       6,677       6,270
                                                      ----------  ----------  ----------  ----------

GAIN ON SALE OF PRODUCT LINE                                                        768
                                                      ----------  ----------  ----------  ----------

INCOME (LOSS) BEFORE MINORITY INTEREST IN INCOME
  OF SUBSIDIARY AND PROVISION FOR INCOME TAXES             (420)          7         226         240

MINORITY INTEREST IN INCOME OF SUBSIDIARY                    (3)          5           7          26
                                                      ----------  ----------  ----------  ----------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES            (417)          2         219         214

PROVISION (CREDIT) FOR INCOME TAXES                         (10)                     17
                                                      ----------  ----------  ----------  ----------

NET INCOME (LOSS)                                     $    (407)  $       2   $     202   $     214
                                                      ==========  ==========  ==========  ==========


BASIC NET INCOME (LOSS) PER COMMON SHARE              $    (.03)  $       -   $     .02   $     .02
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING               12,834       12,834     12,834      12,834

                                 4

                         Spectrum Laboratories, Inc.
                     Consolidated Statements of Cash Flows
                                (In thousands)
                                 (Unaudited)

                                                   Nine Months Ended Sep 30,
                                                     -----------------------
                                                        1997         1996
                                                     ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                           $     202    $     214
Adjustments to reconcile net income to net
   cash provided by (used for) operating activities:
Depreciation and amortization                              377          273
Minority interest in income of subsidiary                    7
Gain on sale of product line                              (768)
Change in assets and liabilities:
(Increase) decrease in trade receivables, net               95         (198)
Increase in due from affiliates                           (608)
Decrease in inventories, net                               264          329
(Increase) decrease in prepaid expenses and other
   current assets                                           14          (14)
Increase in other assets                                    (8)          (7)
Increase (decrease) in accounts payable and accrued
   and other liabilities                                  (177)         236
Increase (decrease) in income taxes payable                  3           (8)
Increase (decrease) in due to affiliates                  (130)         575
Other                                                       (8)
                                                     ----------   ----------

Net cash provided by (used for) operating activities      (737)       1,400
                                                     ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of product line                         969
Acquisitions of property and equipment                     (18)        (180)
Decrease in investments                                                  44
                                                     ----------   ----------

Net cash provided by (used for) investing activities       951         (136)
                                                     ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt                    (3,325)        (438)
Proceeds from issuance of long-term debt                 3,600
                                                     ----------   ----------

Net cash provided by (used for) financing activities       275         (438)
                                                     ----------   ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                  489          826

CASH AND CASH EQUIVALENTS, beginning of period             592           83
                                                     ----------   ----------

CASH AND CASH EQUIVALENTS, end of period             $   1,081    $     909
                                                     ==========   ==========

                     NOTES TO CONSOLIDATED STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited financial statements consolidate the accounts of Spectrum Laboratories, Inc. ("Spectrum"), its wholly-owned subsidiaries, SLI Acquisition Corp. and Hydro-Med Products, Inc. and its partially-owned subsidiary, Spectrum Europe B.V. ("Spectrum B.V."), which are collectively referred to as the "Company". All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1997 and the results of their operations and their cash flows for the three and nine months ended September 30, 1997 and 1996. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures in the unaudited interim financial statements are adequate to make the information presented not misleading.

Note 2 - Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or net realizable value and are composed of the following:

       Raw materials             $    611,453
       Work in progress                71,177
       Finished goods                 524,327
                                 -------------
                                    1,206,957
       Reserve for obsolescence      (184,584)
                                 -------------
                                 $  1,022,373
                                 =============

Note 3 - Earnings per Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The Company was required to adopt SFAS 128 in the second quarter of 1997 and accordingly, the Company has applied this standard when computing earnings per share. SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income, available to common shareholders, by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. The increase in weighted average shares outstanding that would result from the assumed exercise of stock options, using the treasury stock method, would not change the earnings per share amounts presented for any period.

Note 4 - Income Taxes

In the first nine months of 1997, the Company provided $17,000 for income taxes. This tax provision primarily relates to federal alternative minimum tax and state taxes. As of December 31, 1996, the Company had net operating loss carryforwards for federal income tax purposes of $9,693,261 ($8,100,000 available to offset income of Microgon, a company purchased in 1995 and merged into Spectrum, only), which expire at various dates from 1998 through 2009. The utilization of Microgon's $8,100,000 federal net operating loss is limited to approximately $230,000 of Microgon income annually. Any unused net operating loss is carried forward. As a result of the limitation, it is possible that more than $5,000,000 of the Microgon loss may expire without utilization. The Company has an approximate $3,500,000 state net operating loss carryforward, which expires at various dates beginning in 1998.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                               OF OPERATIONS

The following discussion relates to the Company, its wholly owned subsidiaries, SLI Acquisition Corp. ("SLI AC") and Hydro-Med Products ("Hydro-Med") and its partially owned subsidiary, Spectrum Europe B.V. During 1995, the Company acquired Microgon, Inc. under a transaction accounted for as a step acquisition and merged Microgon into the Company. During 1996, SLI AC acquired the assets and liabilities of Cellco, Inc. under a transaction accounted for as a purchase. The Company has consolidated the financial position and operations of Spectrum B.V. for all periods presented.

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

Results of Operations

Net sales for the three months ended September 30, 1997, were $1,779,000, a 13.1% decrease from sales of $2,048,000 for the three months ended September 30, 1996, and $6,135,000 for the nine months ended September 30, 1997, a 5.8% decrease from sales of $6,510,000 for the same period of the previous year. The decreases were primarily due to a decrease in sales by Spectrum B.V. and in its medical disposable product line due to the sale of its microbiological sampling and transport products business on March 31, 1997, offset partially by sales from its cell culture product line which was acquired from Cellco, Inc. in October 1996, and decreases caused by product returns due to a quality problem and returns of customized product due to lack of demand. Both of these returns are considered to be isolated events and such types of returns are not expected to have significant adverse effects on future financial results.

Gross margin as a percentage of net sales for the three months ended September 30, 1997, was 32.6% compared to 39.4% for the three-month period ended September 30, 1996, and 39.9% for the nine months ended September 30, 1997, compared to 40.5% for the nine months ended September 30, 1996. The decreases for the three and nine-months periods were primarily attributable to product returns which resulted in write-downs in inventory value.

Selling and marketing costs for the three and nine-month periods ended September 30, 1997, were essentially flat compared to the same periods of the previous year.

General and administrative expenses increased 47% and 38%, respectively, for the three and nine-month periods ended September 30, 1997, over the same periods of the previous year. The increases were primarily due to retention of certain essential personnel as a result of the Cellco acquisition and to the reallocation of shared costs of the Company and its parent company.

Research and development expenses increased 58% and 74%, respectively, for the three and nine-month periods ended September 30, 1997, over the same periods of the previous year. The increases are primarily attributable to the product development costs related to the Company's cell culture product line, acquired in October 1996, and the retention of certain essential research personnel from the Cellco acquisition.

Interest expense was essentially flat for the three months ended September 30, 1997, compared to the same period of the previous year and was approximately 10% higher for the nine months ended September 30, 1997, as compared to the same period of the previous year as a result of interest related to a higher bank loan.

On March 31, 1997, the Company sold its microbiological sampling and transport business for approximately $969,000 resulting in a gain of $768,000. Proceeds of the sale were received on April 11, 1997.

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

Liquidity and Capital Resources

During the first nine months of 1997, cash was generated by a net increase in borrowings of $275,000 and $969,000 in proceeds from the sale of a product line, These increases in cash were offset, to a large extent, by cash used for operating activities of $737,000 which was primarily attributable to a loss from operations and an increase in receivables from its parent company, Spectrum Medical Industries, Inc.

As of September 30, 1997, the Company had cash and cash equivalents of $1,081,000 and a current ratio of 1.75. The Company is required to make monthly payments of approximately $85,000 (of which approximately $25,000 is interest) as a result of a loan from City National Bank. The loan balance at September 30, 1997 is $3,240,000. On October 10, 1997, the Loan Agreement with City National Bank was amended to add a revolving credit line against which additional borrowings may be made up to a maximum of $500,000. As of November 10, 1997, no borrowings had been made against this revolving credit line.

The Company believes that cash expected to be generated from operations and the availability of the revolving credit line will be sufficient to meet its obligations for the remainder of the year 1997.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         None

Item 2.  Change in Securities
         None

Item 3.  Defaults upon Senior Securities
         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and reports on Form 8-K
         (a) Exhibit - October 10, 1997 First Amendment to Credit Agreement between Spectrum Medical Industries, Inc., and Spectrum Laboratories, Inc. (collectively "Borrower") and City National Bank
         (b) Reports on Form 8-K
             The Company filed no reports on Form 8-K during the quarter ended September 30, 1997

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