Form 10KSB
period 1998-01-03
SPECTRUM LABORATORIES INC /CA
filed 1998-05-14
CIK 319013

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    For the Fiscal Year Ended January 3, 1998

                           Commission File No. 0-9478

                           SPECTRUM LABORATORIES, INC.
                 (Name of small business issuer in its charter)

        California                                           95-3557539
        ----------                                           ----------
(State or other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                          Identification No.)

        23022 La Cadena Drive
        Laguna Hills, California                                92653
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

       State issuer's revenues for its most recent fiscal year: $8,135,420

The aggregate market value of voting stock held by nonaffiliates of the registrant is $241,690 as of March 31, 1998, based on the $.27 per share closing price for the Common Stock in the over-the-counter market on such date, representing 895,149 shares held by nonaffiliates.

Number of shares of Common Stock outstanding as of March 31, 1998:  12,834,394

This report includes a total of 37 consecutive numbered pages; the exhibit index of documents incorporated by reference is on page 34.

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT
                       FOR THE YEAR ENDED JANUARY 3, 1998
                           SPECTRUM LABORATORIES, INC.
Item No.                                                                    Page
--------                                                                    ----

   PART I
   1.      Description of Business...........................................-3-
   2.      Description of Property...........................................-7-
   3.      Legal Proceedings.................................................-7-
   4.      Submission of Matters to a Vote of Security Holders...............-7-

   PART II
   5.      Market for Common Equity and Related Shareholder Matters..........-8-
   6.      Management's Discussion and Analysis of Financial
           Condition and Results of Operation................................-8-
   7.      Financial Statements.............................................-11-
   8.      Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure..............................-30-


        PART III
   9.      Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange Act.......-30-
   10.     Executive Compensation...........................................-31-
   11.     Security Ownership of Certain Beneficial Owners and
           Management.......................................................-32-
   12.     Certain Relationships and Related Transactions...................-33-
   13.     Exhibits and Reports on Form 8-K.................................-34-

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

BUSINESS
--------

The Company is a leader in the development, manufacturing and sale of a comprehensive proprietary line of hollow fiber membrane disposable products for use by research laboratories, biotechnology and pharmaceutical companies. The Company's products, derived from a platform technology of mass transfer hollow fiber membranes are used for existing and emerging life sciences applications such as molecular/biological separations, fluid purification and cell expansion/bioreactors. The Company's platform technology allows it to create membranes and devices to meet a wide range of performance criteria and to integrate the devices into systems for life sciences applications.

HOLLOW FIBER MEMBRANE DEVICES

Hollow fiber membrane products fall into three different categories: laboratory products, OEM and private label products and process products.

Laboratory products, comprising approximately 25% of sales volume in 1996 and approximately 17 % of sales for 1997, of hollow fiber membrane products, which are small compact membrane devices and are utilized in general laboratory filtration. These are generally sold through distributors.

OEM and private label products are special versions of the laboratory products sold under private label or to manufacturers of medical devices or water treatment systems. Application areas include: point-of-use water filtration; gas filtration for semiconductor blow-off guns, plasma gas cauterizing devices, insufflator kits for endoscopic surgery; drug filtration for surgical eyewash solutions, and pain management parenterals. These products comprise approximately 30% of sales volume in 1996 and 39% in 1997, and are sold direct to third party manufacturers for resale to the end users.

Process products are tangential flow membrane devices that allow components that are retained by the membrane to be concentrated. Hollow fiber membrane process products are sold direct to pharmaceutical and diagnostic manufacturers in the U.S. Overseas sales are both direct and through distributors depending on the region. Process filtration products accounted for approximately 45% of hollow fiber membrane device sales in 1996 and 44% in 1997.

CELL EXPANSION

On October 1, 1996, the Company through its wholly-owned subsidiary SLI Acquisition Corp. ("SLIAC"), purchased certain assets of Cellco, Inc., a Delaware Corporation located in Germantown, Maryland. SLIAC provides artificial capillary systems to academic, pharmaceutical, laboratory and clinical research markets involved in the expansion and maintenance of human and animal cells.

MEDICAL DISPOSABLE DEVICES

Hydro-Med Products, Inc. ("Hydro-Med") is a wholly-owned subsidiary of the Company. Hydro-Med is primarily a manufacturer of medical disposable devices such as sterile surgical drapes for orthopedic and arthroscopic surgical procedures, sterile camera covers, rubber elastic bandages (sterile and nonsterile), Esmarch bandages, and a tamper-resistant container system for use in harvesting bone and tissue for human transplantation, and other surgical specialty products.

MARKETS AND METHODS OF DISTRIBUTION
-----------------------------------

HOLLOW FIBER MEMBRANE DEVICES

The Company has over 225 active customers, comprised of pharmaceutical and diagnostic manufacturers, medical device manufacturers, laboratories, laboratory distributors and research institutions for its hollow fiber membrane products. Approximately 20% of its sales are from non-U.S. customers for fiscal years 1996 and 1997.

CELL EXPANSION

SLIAC has over 300 active customers comprised of academic, research, pharmaceutical, laboratory, and clinical research companies and institutes. Domestic sales are made with a direct sales force and foreign sales are made through direct sales and laboratory products distributors.

MEDICAL DISPOSABLE DEVICES

Hydro-Med manufactures and distributes three major product lines: Operating Room Equipment Drapes, Orthopedic Soft Goods and Esmarch Bandages.

Hydro-Med distributes its products through a number of channels including important National and Regional Catalog Houses, OEM & Private Label Accounts, Regional OR Specialty Distributors, Custom Procedure Tray Manufacturers, Direct Sales to Institutions and International Distributors. Nearly all Operating Room Equipment Drapes are sold in sterile ready-to-use format. OR Drapes are sold primarily through OEM & Private label accounts, through Regional OR Specialty Distributors and through Regional and National Catalog Houses. Over the past two and one half years, the importance of OR Specialty Dealer has declined while the proportion of OEM, Private Label and Catalog House sales has increased. OR drapes constitute nearly all international sales and approximately half of direct sales. Orthopedic Soft Goods are primarily are sold primarily through Regional and National Catalog Houses and Procedure Tray Manufacturers. Approximately one third of Orthopedic Soft Goods sales are in non-sterile, bulk format primarily to Tray Manufacturers. Essentially no Soft Goods and Esmarch Bandages are sold internationally. Esmarch Bandages are sold through both Catalog Houses, Regional OR Specialty Distributors and Procedure Tray Manufacturers.

Hydro-Med has over 250 active customers, the most active of which are over 100 hospitals and over 150 hospital supply dealers. Export and O.E.M. accounts are currently confined to a select few products, mostly for orthopedics. Hydro-Med does not employ its own sales force but uses commissioned manufacturers' representatives to call on end users such as hospitals and doctors, as well as stocking distributors capable of supplying product delivery on a local level.

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

CELL EXPANSION

SLIAC purchases hollow fiber membrane devices from commercially available device suppliers. SLIAC is dependent on a limited number of suppliers for hollow follow membrane devices but has not experienced any difficulty in obtaining necessary supplies.

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

CELL EXPANSION

SLIAC acquired the rights to the Cellmark trademark and all related patents, including one for "Serum-free production of packaged viral vector."

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

GOVERNMENT REGULATIONS
----------------------

The Food and Drug Administration (the "FDA") and the California Food and Drug Bureau ("CFDB") regulate the manufacture and quality control procedures of certain of the Company's products. The Company has recently been audited by the FDA with no deficiencies noted. Compliance with FDA and CFDB regulations is a significant expense but the Company believes that such expenses are costs of doing business in the industry and that the Company's expenses are similar to those of other companies in the business.

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

DEPENDENCE UPON FEW CUSTOMERS
-----------------------------

The Company does not believe that its business would be adversely affected by the loss of any individual customer or small group of customers. During the years ending December 31, 1996 and January 3, 1998, no customer accounted for more 10% or more of the Company's total net combined sales.

SEASONAL ASPECTS
----------------

The Company's business is not subject to significant seasonal fluctuations in sales.

COMPETITIVE FACTORS
-------------------

HOLLOW FIBER MEMBRANE DEVICES

The Company's hollow fiber membrane devices compete with Gelman Sciences, Millipore, and Nalge in the laboratory products area. OEM and private label products are long-term supply contracts where competition for continuing business is limited. Laboratory products are price and performance competitive with other products for media sterilization. OEM and private label products offer high surface area in compact housings in comparison with competing products. Process products are offered as disposables in competition with traditional tangential flow devices which are cleaned and re-used. Tangential flow products are attractive to users who have critical applications where single-use will ensure optimum performance and/or simplify the validation of the process for FDA approval. In the process area, Millipore and Amicon division of Millipore are the major competitors. It is estimated that market share is less than 5% in every market served.

CELL EXPANSION

The company has several competitors for hollow fiber membrane devices including Cellex Bioscience, Unisyn Technologies and Integra Bioscience.

MEDICAL DISPOSABLE DEVICES

Hydro-Med faces distinctly different competitors among its different product lines. Significant consolidation has taken place recently in the OR Equipment Drape business. The major competitors offering a full line of OR Equipment Drapes include Microtek Medical, Medical Technique Instruments, MTI, Zeiss, Advance Medical Designs and Deka Medical. Each manufacturer has niches in either a specific type of equipment drape or specific accounts with the exception of Microtek which, with over 50% of the market share, is the market leader with a strong presence in all niches and a direct sales force. Hydro-Med has been most effective in competing with its Video Camera Drape line particularly on the basis of quality and price. Orthopedic Soft Goods are similarly consolidating by remains very fragmented. Major competitors include Alba, Balfour, Technol and DeRoyal Industries among others. Esmarch Elastic Bandage is produced by a small number of non-medical rubber producers who then sell bulk non-sterile product to medical device firms for packaging and sterilization. As a result there are numerous competitors distributing Esmarch Bandages but the range of offerings is relatively limited with competition being primarily driven by price.

Companies such as Johnson & Johnson and Baxter Travenol, who include surgical extremity drapes as part of an integrated "procedure pack," both custom and standard, for specific types of procedures, (e.g., orthopedic surgery or arthroscopic or cardiovascular surgical cases), dominate the market.

Hydro-Med manufactures a rubber elastic bandage that does not require the need for metal clips. Currently, the market is dominated by such competitors as Becton Dickinson, producers of ACE(TM) bandages, Johnson & Johnson, producers of Dyna-Flex(TM) and Kendall, producers of Tensor(TM), all of which have greater resources than the Company.

RESEARCH AND DEVELOPMENT

The Company incurred research and development expenses of $537,486 in 1997 and $411,095 in 1996. Research and development are particularly important for the Company's future growth.

EMPLOYEES

On January 3, 1998, the Company had 64 employees, of which 45 were in production and manufacturing support, 11 were administrative personnel, 6 were marketing and customer service representatives and 2 were in research and development. The company believes it has good relations with its employees.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's executive offices are located at 23022 La Cadena Dr., Laguna Hills, California. The building is rented by Spectrum Medical Industries, Inc., ("SMI") an affiliate of the Company, controlled by Roy T. Eddleman, Chairman of the Company, with a portion sublet to the Company. The space is used by the Company for general, administration and executive offices. The Company also shares production and warehousing space with SMI under sub-leases with SMI in facilities owned by Mr. Eddleman. Total rent paid in fiscal 1997 by the Company for the aforementioned facilities was $152,422.

The Company has production and warehouse space in Dallas, Texas and locations it occupies in Los Angeles and Orange Counties, California. The following table summarizes the terms of the leases of properties leased by the Company.


Lessor & Location           Lessee & Usage              Sq. Feet    Begin        End      Term Mths.       Rental
-----------------           --------------              --------    -----        ---      ----------       ------
Gick Family Partnership     Spectrum Laboratories,         8,830   12/1/94     12/31/98       49           $8,830
23152 Verdugo Dr.           Inc.
Laguna Hills, CA            Light Manufacturing
                            R&D and Offices

Herschel Brown              Spectrum Laboratories,        20,000    1/1/95     12/31/98       48           $5,416
2930 Ladybird Lane          Inc.
Dallas, Texas


ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or of which any of its property is the subject. The Company knows of no legal proceedings contemplated by any governmental authority or agency.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's Common Stock is currently traded on the over-the -counter market with trading prices quoted in the Over the Counter (OTC) Bulletin Board.

The following table sets forth the high and low market prices for the last two years. The quotations shown represent inter-dealer prices without adjustment for retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

                     1997                        High             Low
                --------------                  ------           ------
                First Quarter                   $ 5/8            $ 3/16
                Second Quarter                    1/2              3/16
                Third Quarter                     1/2              3/16
                Fourth Quarter                    1/2              3/16

                     1996
                --------------
                First Quarter                     7/16             3/16
                Second Quarter                    7/16             3/16
                Third Quarter                     3/4              1/4
                Fourth Quarter                    3/4              1/4

No dividends have been declared or paid by the Company since inception. Additionally, the Company's financing agreements with the bank prohibit the payment of dividends without the bank's approval. The Company intends to employ all available funds for development of its business and, accordingly, does not intend to pay cash dividends in the foreseeable future.

As of January 3, 1998, the number of holders of record of the Company's Common Stock was 826.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion relates to the Company, its wholly owned subsidiaries, SLI Acquisition Corp. ("SLIAC") and Hydro-Med Products, Inc. ("Hydro-Med") and its partially owned subsidiary, Spectrum Europe B.V. ("Spectrum B.V."). The Company has consolidated the financial position and operations of Spectrum B.V. for all periods presented.

RESULTS OF OPERATIONS - FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

Net sales for 1997 were $8,135,420 and were 6% below 1996 sales of $8,698,794. An increase in sales due to the cell expansion product line acquired from Cellco, Inc. at the beginning of the last quarter of 1996 was more than offset by decreased sales resulting from the sale of the microbiological sampling and transport product line (See Note 11 of Notes to Consolidated Financial Statements) and, to a lesser extent, a decrease in sales of hollow fiber membrane devices.

Cost of sales as a percentage of sales was 60% for both years.

A 24% increase in selling expense and a 31% increase in research and development costs over 1996 were primarily attributable to the retention of key personnel as a result of the Cellco acquisition.

General and administrative expenses increased 19% over 1996, partially due to the Cellco acquisition, but primarily due to an increase in personnel.

The increase in interest expense was primarily due to a higher level of debt in 1997.

LIQUIDITY AND CAPITAL RESOURCES

During the current fiscal year, there was a net cash outflow from operations of approximately $780,000 which was primarily the result of a loss from operating activities for the year. Cash of approximately $1,100,000 was generated due to the sales of two product lines. Cash of approximately $3,760,000 was generated through borrowings but was primarily used to pay off existing debt and for principal payments on the new loan agreement. The Company believes that funds anticipated to be generated from operations and funds on hand are sufficient for operating requirements in fiscal 1998. However, provisions of the Company's loan agreement with the bank require principal and interest payments of approximately $1,200,000 on May 1, 1998. On April 29, 1998, the Company obtained an extension to July 1, 1998. The Company intends to refinance this debt prior to its maturity. In the event the Company has to repay such debt with existing cash balances, any potential shortfall in available cash at that time would be funded by Roy T. Eddleman, the Company's majority shareholder.

YEAR 2000 MATTERS

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's hardware or computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

In 1997, the Company initiated a conversion from existing hardware and accounting software to hardware and software programs that are Year 2000 compliant. Management has determined that the year 2000 issue will not pose significant operational problems for its computer systems. As a result, all costs associated with this conversion are being expensed as incurred.

The Company is in the process of initiating formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issue. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

The Company will utilize both internal and external resources to reprogram, or replace, and test the software and equipment for Year 2000 modifications. The Company anticipates completing the Year 2000 project within 6 months, but not later than June 30, 1999. The total cost of the Year 2000 project is estimated at $25,000 and is being funded through operating cash flows.

The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived from assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and hardware, and similar uncertainties.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The Company will adopt SFAS No. 130 in its fiscal year 1998.

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of Enterprise and Related Information," which changes the way public companies report information about operating segments.

SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers and the material countries in which the entity holds assets and reports revenue. Management is reviewing the impact of this statement on its reporting of segment information. The Company will adopt SFAS No. 131 in its fiscal year 1998.

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of Spectrum Laboratories, Inc.:


We have audited the accompanying consolidated balance sheet of Spectrum Laboratories, Inc. and subsidiaries (the Company) as of January 3, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended January 3, 1998 and December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Spectrum Laboratories, Inc. and subsidiaries at January 3, 1998 and the results of their consolidated operations and their consolidated cash flows for the years ended January 3, 1998 and December 31, 1996 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

March 27, 1998,
  (except for Note 6, as to which the dates are April 20 and April 29, 1998)
Costa Mesa, California

SPECTRUM LABORATORIES, INC.

CONSOLIDATED BALANCE SHEET
AS OF JANUARY 3, 1998
--------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                           $ 1,023,443
Receivables - trade, net of allowance for doubtful
  accounts of $132,500                                                1,025,061
Due from affiliates (Note 8)                                            553,411
Inventories, net (Note 3)                                               881,418
Prepaid expenses and other current assets                                82,709
                                                                    ------------
    Total current assets                                              3,566,042

PROPERTY AND EQUIPMENT, net (Note 4)                                    780,048

OTHER ASSETS:
Deferred income taxes (Note 5)                                          377,185
Intangible and other assets (Note 2)                                    145,550
Goodwill (Notes 1 and 2)                                              2,891,078
                                                                    ------------
    Total other assets                                                3,413,813
                                                                    ------------

                                                                    $ 7,759,903
                                                                    ============

See accompanying notes to consolidated financial statements.

SPECTRUM LABORATORIES, INC.

CONSOLIDATED BALANCE SHEET
AS OF JANUARY 3, 1998 (Continued)
--------------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                    $   586,594
Accrued expenses                                                        550,615
Income taxes payable                                                     51,441
Current portion of long-term debt (Note 6)                            1,623,258
                                                                    ------------
    Total current liabilities                                         2,811,908

LONG-TERM DEBT, less current portion (Note 6)                         2,174,532

MINORITY INTEREST (Note 1)                                            2,037,939

SHAREHOLDERS' EQUITY (Note 7):
Common stock, par value $.01; 25,000,000 shares authorized;
  12,834,394 shares issued and outstanding                              128,344
Additional paid-in capital                                            5,237,848
Accumulated deficit                                                  (4,591,683)
Unrealized loss on foreign currency translation                         (38,985)
                                                                    ------------
    Total shareholders' equity                                          735,524
                                                                    ------------

                                                                    $ 7,759,903
                                                                    ============


See accompanying notes to consolidated financial statements.

SPECTRUM LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                             Years ended
                                                    ----------------------------
                                                      January 3,    December 31,
                                                         1998           1996

NET SALES (Notes 8 and 10)                          $ 8,135,420     $ 8,698,794

COSTS AND EXPENSES (Note 8):
Cost of sales                                         4,880,691       5,229,422
Selling                                               1,402,492       1,127,080
General and administrative                            1,811,912       1,517,860
Research and development                                537,486         411,095
In-process research and development costs (Note 2)                    1,700,000
Other expense, net (primarily interest)                 362,922         287,677
                                                   -------------   -------------
    Total costs and expenses                          8,995,503      10,273,134

GAIN ON SALE OF PRODUCT LINES (Note 11)                 803,059
                                                   -------------   -------------
LOSS BEFORE MINORITY INTEREST IN INCOME
  OF SUBSIDIARY AND PROVISION FOR INCOME TAXES          (57,024)     (1,574,340)

MINORITY INTEREST IN LOSS (INCOME) OF
  SUBSIDIARY (Note 1)                                     9,050         (56,512)
                                                   -------------   -------------
LOSS BEFORE FOR INCOME TAX PROVISION                    (47,974)     (1,630,852)

INCOME TAX PROVISION (Note 5)                            25,399          62,339
                                                   -------------   -------------
NET LOSS                                           $    (73,373)   $ (1,693,191)
                                                   =============   =============
BASIC AND DILUTED NET LOSS PER COMMON SHARE        $      (0.01)   $      (0.13)
                                                   =============   =============
BASIC AND DILUTED WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                                 12,834,394      12,834,394
                                                   =============   =============


See accompanying notes to consolidated financial statements.

SPECTRUM LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED JANUARY 3, 1998 AND DECEMBER 31, 1996
--------------------------------------------------------------------------------

                                                                    Unrealized
                                                        Unrealized   loss on
                         Common stock        Additional  gains on    foreign
                      ---------------------   paid-in   investment   currency   Accumulated
                        Shares     Amount     capital   securities  translation   deficit      Total
BALANCE,
  January 1,
  1996                12,834,394  $128,344   $5,237,848  $ 12,920   $ (33,076)  $(2,825,119) $2,520,917

Unrealized
  investment
  losses, net of
  tax                                                     (12,920)                              (12,920)

Foreign currency
  translation loss                                                     (4,842)                   (4,842)

Net loss                                                                         (1,693,191) (1,693,191)
                      ----------  --------   ----------  ---------  ----------  ------------ -----------
BALANCE,
  December 31,
  1996                12,834,394   128,344    5,237,848               (37,918)   (4,518,310)    809,964

Foreign currency
  translation loss                                                     (1,067)                   (1,067)

Net loss                                                                            (73,373)    (73,373)
                      ----------  --------   ----------  ---------  ----------  ------------ -----------
BALANCE,
  January 3,
  1998                12,834,394  $128,344   $5,237,848  $      -   $ (38,985)  $(4,591,683) $  735,524
                      ==========  ========   ==========  =========  ==========  ============ ===========


See accompanying notes to consolidated financial statements.

SPECTRUM LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                              Years ended
                                                                    ----------------------------
                                                                      January 3,    December 31,
                                                                         1998           1996

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                            $   (73,373)    $(1,693,191)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
  Depreciation and amortization                                         468,962         399,896
  Gain on sale of product lines                                        (803,059)
  Minority interest in income (loss) of subsidiary                       (9,050)         56,512
  Deferred income taxes                                                                   1,750
  In-process research and development costs                                           1,700,000
  Changes in operating assets and liabilities:
    Decrease (increase) in trade receivables                            157,626         (24,940)
    (Increase) decrease in due from affiliates                         (221,647)        310,821
    Decrease in inventories                                             392,226         341,325
    Decrease (increase) in prepaid expenses and other current asset      22,789         (38,195)
    Decrease (increase) in other assets                                   4,327         (19,401)
    (Decrease) increase in accounts payable and accrued expenses       (695,435)        347,297
    (Decrease) increase in income taxes payable                         (19,850)         33,205
    Other                                                                (1,067)        (17,762)
                                                                    ------------    ------------
      Net cash (used in) provided by operating activities              (777,551)      1,397,317
                                                                    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment                                   (37,814)       (242,406)
Proceeds from sale of product lines                                   1,097,400
Decrease in investments                                                                  63,180
                                                                    ------------    ------------
      Net cash provided by (used in) investing activities             1,059,586        (179,226)
                                                                    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt                                           (3,611,446)       (908,709)
Proceeds relating to advances from affiliates and issuances of debt   3,761,000         200,000
                                                                    ------------    ------------
      Net cash provided by (used in) financing activities               149,554        (708,709)
                                                                    ------------    ------------


See accompanying notes to consolidated financial statements.

SPECTRUM LABORATORIES, INC.

--------------------------------------------------------------------------------


                                                            Years ended
                                                     ---------------------------
                                                     January 3,    December 31,
                                                        1998           1996

NET INCREASE IN CASH AND CASH EQUIVALENTS            $  431,589     $  509,382

CASH AND CASH EQUIVALENTS, beginning of year            591,854         82,472
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS, end of year               $1,023,443     $  591,854
                                                     ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for:
    Income taxes                                     $   53,370     $    4,415
                                                     ===========    ===========
    Interest                                         $  426,444     $  274,455
                                                     ===========    ===========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES: The Company recorded unrealized losses of $12,920 on its investment portfolio for the year ended December 31, 1996.

The Company recorded SMI's minority interest in the income (loss) of Spectrum B.V. of $(9,050) and $56,512 for the years ended January 3, 1998 and December 31, 1996, respectively.

During 1996, SLIAC acquired substantially all the net assets of Cellco, Inc. (Note 2). In conjunction with the acquisition, liabilities were assumed as follows:


   Fair value of assets acquired                                     $  773,407
   Intangibles                                                          211,698
   In-process research and development costs                          1,700,000
   Preferred stock issued in exchange for assets (Note 2)            (2,000,000)
                                                                     -----------

   Liabilities assumed                                               $  685,105
                                                                     ===========


See accompanying notes to consolidated financial statements.

SPECTRUM LABORATORIES, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JANUARY 3, 1998 AND DECEMBER 31, 1996
--------------------------------------------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      NATURE OF OPERATIONS AND BASIS OF PRESENTATION - Spectrum Laboratories, Inc. (Spectrum or the Company), its wholly-owned subsidiaries, SLI Acquisition Corp. (SLIAC) (Note 2) and Hydro-Med Products, Inc. (Hydro-Med), and its partially-owned subsidiary, Spectrum Europe B.V. (Spectrum B.V.), are engaged in a single business segment: the development, manufacture and sale of medical products. Spectrum's product lines consist of disposable cellulose nitrate and cellulose acetate hollow fiber microfiltration modules. SLIAC's product lines consist of systems and products for use in cell culture and cellular therapeutics. Hydro-Med's product lines consist of surgical drapes, rubber elastic bandages, sterile camera covers and a tamper-resistant container system for use in harvesting bone and tissue for human transplantation. All products are for sale primarily to the pharmaceutical, biotechnology and medical industries. The Company operates primarily in the United States, with sales in the European market through Spectrum B.V. Spectrum is 79% owned by Spectrum Medical Industries, Inc. (SMI), an affiliated entity through common ownership.

      CHANGE IN FISCAL YEAR - Effective November 1997, the Company changed its fiscal year end to the Saturday nearest December 31. The years ended January 3, 1998 and December 31, 1996 each consist of approximately 52 weeks.

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

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JANUARY 3, 1998 AND DECEMBER 31, 1996 (Continued)
--------------------------------------------------------------------------------


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

      GOODWILL - Goodwill represents the excess of the purchase price over the fair value of net assets acquired from the Cellco, Inc. (Cellco) (Note 2) acquisition during 1996 and Microgon, Inc. acquisition during 1995. Goodwill is being amortized on a straight-line basis over a 15- and 20-year period for Cellco and Microgon, Inc., respectively. The Company believes there is no impairment of goodwill. Accumulated amortization of goodwill amounted to $393,190 at January 3, 1998.

      LONG-LIVED ASSETS - The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 121 requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. There was no impairment of the value of such assets for the year ended January 3, 1998.

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

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JANUARY 3, 1998 AND DECEMBER 31, 1996 (Continued)
--------------------------------------------------------------------------------


      LOSS PER COMMON SHARE - The Company has adopted SFAS No. 128, EARNINGS PER SHARE, which replaces the presentation of "Primary" earnings per share with "Basic" earnings per share and the presentation of "Fully Diluted" earnings per share with "Diluted" earnings per share. Prior periods have been restated to reflect the change in presentation and assumed exercise of outstanding options into common stock have been excluded due to their antidilutive nature.

      Basic earnings per share amounts are based on the weighted-average number of common shares outstanding. Diluted earnings per share amounts are based on the weighted-average number of common and common equivalent shares for each period presented. Common equivalent shares include stock options, if dilutive, using the treasury stock method.

      TRANSLATION OF FOREIGN CURRENCIES - Assets and liabilities of Spectrum B.V. are translated into U.S. dollars at year-end rates of exchange, and income and expenses are translated at average rates during the respective years. The functional currency of this subsidiary is the guilder; therefore, translation gains or losses are recorded as a separate component of shareholders' equity.

      FAIR VALUE OF FINANCIAL INSTRUMENTS - Management believes that the carrying amount of cash and cash equivalents, accounts receivable, accounts receivable due from affiliates, accounts payable and accrued expenses approximates fair value because of the short maturity of these financial instruments. A portion of long-term debt bears interest at a rate indexed to the prime rate, and the remaining long-term debt and notes payable to affiliated parties bears interest at a rate comparable to prime at January 3, 1998; therefore, management believes the carrying amount of the outstanding borrowings at January 3, 1998 approximates fair market value.

      ACCOUNTING FOR STOCK-BASED COMPENSATION - SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

      The Company has elected to continue to account for such transactions under Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, but is required to disclose in a note to the financial statements pro forma net loss and loss per share as if the Company had applied the fair value method of accounting (Note 7).

      NEW ACCOUNTING PRONOUNCEMENTS - In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which is effective for annual and interim periods beginning after December 15, 1997. This statement requires that all items that are required to be recognized under accounting standards as comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JANUARY 3, 1998 AND DECEMBER 31, 1996 (Continued)
--------------------------------------------------------------------------------


      In June 1997, FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which is effective for annual and interim periods beginning after December 15, 1997. This statement establishes standards for the method that public entities report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about product and services, geographical areas, and major customers.

      In February 1998, FASB issued SFAS No. 132, EMPLOYERS' DISCLOSURE ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS, which is effective for annual and interim, periods beginning after December 15, 1997. This statement standardized the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain disclosures that are no longer as useful as they were under previous statements.

      RECLASSIFICATIONS - Certain December 31, 1996 balances have been reclassified to conform with the January 3, 1998 presentation.


2.    ACQUISITIONS

      On October 1, 1996, SLIAC entered into an Asset Purchase Agreement with Cellco, a Delaware corporation, and acquired the operating assets and liabilities of Cellco in exchange for 10,000 shares of SLIAC preferred stock valued at $2,000,000. The acquisition was recorded as a purchase for accounting purposes and the purchase price of $2,085,000 was allocated to assets acquired of $773,407, liabilities assumed of $685,105, intangible assets of $211,698, and purchased research and development costs of $1,700,000. The preferred shareholders of SLIAC have the right to put their stock to SLI at any time from October 1, 2000 to September 30, 2001 for a price of $2,000,000. In the event the Company is combined with SMI and the combined company completes an underwritten offering, the preferred shareholders have the right to exchange such stock for 7% of the newly combined company. The preferred shares are nonvoting and have preference over common shareholders as to dividends and liquidation.

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JANUARY 3, 1998 AND DECEMBER 31, 1996 (Continued)
--------------------------------------------------------------------------------


      The following unaudited consolidated pro forma results of operations for the year ended December 31, 1996 assume that the acquisition of the operations of Cellco occurred at the beginning of fiscal year 1996. These unaudited consolidated pro forma results do not purport to be indicative of the results which would have occurred had the acquisition been made as of that date or of results which may occur in the future.


                                                                        1996

        Net revenues                                              $   9,571,992
                                                                  ==============
        Net loss                                                  $  (2,610,540)
                                                                  ==============
        Basic and diluted net loss per common share               $       (0.20)
                                                                  ==============
        Basic and diluted weighted average number of common shares   12,834,394
                                                                  ==============

3.    INVENTORIES

      Inventories consist of the following at January 3, 1998:

        Raw materials                                             $     611,475
        Work-in-progress                                                 43,488
        Finished goods                                                  402,708
                                                                  --------------
                                                                      1,057,671
        Less reserve for obsolescence                                  (176,253)
                                                                  --------------

                                                                  $     881,418
                                                                  ==============

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JANUARY 3, 1998 AND DECEMBER 31, 1996 (Continued)
--------------------------------------------------------------------------------

4.    PROPERTY AND EQUIPMENT

      Property and equipment consist of the following at January 3, 1998:


        Equipment                                                   $ 3,764,862
        Furniture                                                       394,418
        Leasehold improvements                                          483,876
                                                                    ------------
                                                                      4,643,156
        Less accumulated depreciation and amortization               (3,863,108)
                                                                    ------------

                                                                    $   780,048
                                                                    ============


5.    INCOME TAXES

      The Company's current income tax provision consists of the following:


                                                             1997        1996

        Federal                                            $      -    $      -
        State                                                33,520      40,795
        Foreign                                              (8,121)     21,544
                                                           ---------   ---------

                                                           $ 25,399    $ 62,339
                                                           =========   =========

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JANUARY 3, 1998 AND DECEMBER 31, 1996 (Continued)
--------------------------------------------------------------------------------

      The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 35% to the consolidated loss before provision for income taxes, as follows:
                                                             1997        1996

        Statutory federal income tax benefit            $  (16,791)   $(570,798)
        Goodwill amortization                               54,784       54,784
        Nondeductible meals and entertainment                5,013        2,324
        State income taxes, net                             21,991       26,337
        (Decrease) increase in valuation allowance          (5,218)     565,907
        Effect of foreign taxes                                         (16,215)
        Tax rate benefit                                   (39,902)
        Other                                                5,522
                                                         ----------   ----------

        Income tax provision                             $  25,399    $  62,339
                                                         ==========   ==========

      The components of the Company's net deferred income tax asset as of January 3, 1998 are as follows:

        Deferred state taxes                                         $   10,785
        Depreciation                                                    (19,877)
        Research and development expenses                               627,704
        Reserves not currently deductible                               165,642
        Operating loss carryforwards                                  3,517,698
        Other                                                            88,691
                                                                     -----------
                                                                      4,390,643
        Valuation allowance                                          (4,013,458)
                                                                     -----------

        Net deferred tax asset                                       $  377,185
                                                                     ===========

      The Company's valuation allowance of $4,013,458 at January 3, 1998 results from the uncertainty of the Company's ability to utilize net operating loss and tax credit carryforwards to reduce future taxes. The valuation allowance decreased $184,270 during 1997.

      At January 3, 1998, the Company had net operating loss carryforwards for federal income tax purposes of $9,733,699 ($8,100,000 available to offset income of Microgon only), which expire at various dates from 1998 through 2009. The utilization of Microgon's $8,100,000 federal net operating loss is limited to approximately $298,000 of Microgon income annually. Any unused net operating loss is carried forward. As a result of the limitation, it is possible that more than $5,000,000 of the Microgon loss may expire without utilization. The Company has an approximate $3,500,000 state net operating loss carryforward, which expires at various dates beginning in 1998.

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JANUARY 3, 1998 AND DECEMBER 31, 1996 (Continued)
--------------------------------------------------------------------------------

6.    LONG-TERM DEBT

      Long-term debt consists of the following at January 3, 1998:

       Note payable to bank, with a maturity date of March 1, 2002, collateralized by substantially all of the assets of the
        Company, guaranteed by the majority shareholder, due in
        monthly principal installments of $60,000, plus an
        installment of $678,621 due May 1, 1998. Interest is
        payable monthly at a rate of 9.14% subject to the
        bank's yield maintenance agreement (9.14% at January
        3, 1998)                                                     $3,000,000

       Note payable to a bank with a maturity date of May 1, 1998, collateralized by substantially all of the assets of the
        Company, guaranteed by the majority shareholder. Interest
        is payable monthly at a rate of prime plus .25% (8.75% at
        January 3, 1998)                                                161,000

       8.75% note payable to shareholder, due in annual installments of $100,000, beginning January 1, 2001, with final payment
        of $52,750 due on January 1, 2006                               552,750

       Noninterest-bearing notes payable on various dates through
        January 31, 1999                                                 28,500

       Obligation under sales-leaseback transaction                      55,540
                                                                     -----------

                                                                      3,797,790
       Less current portion                                          (1,623,258)
                                                                     -----------

                                                                     $2,174,532
                                                                     ===========

      Aggregate maturities of long-term debt, including current portion, as of January 3, 1998 are as follows:

        1998                                                        $ 1,623,258
        1999                                                            740,403
        2000                                                            720,000
        2001                                                            261,379
        2002                                                            100,000
        Thereafter                                                      352,750
                                                                     -----------

                                                                     $3,797,790
                                                                     ===========

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JANUARY 3, 1998 AND DECEMBER 31, 1996 (Continued)
--------------------------------------------------------------------------------


      The notes payable to the bank include certain financial covenants and certain restrictions, including prohibiting the payment of dividends without prior approval of the bank. At January 3, 1998, the Company was in violation of certain debt covenants and on April 20, 1998 obtained a waiver from the bank. Provisions of the Company's loan agreement with the bank require principal and interest payments due May 1, 1998 of approximately $1,200,000. On April 29, 1998, the Company obtained an extension to July 1, 1998. The notes payable are collateralized by substantially all of the assets of the Company and are guaranteed by the majority shareholder.

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

      The future lease payments under the related lease agreement are as follows:

        1998                                                           $ 51,732
        1999                                                              8,622
                                                                       ---------

                                                                         60,354
        Less amount representing interest                                (4,814)
                                                                       ---------

                                                                       $ 55,540
                                                                       =========

      The implicit interest rate under the related lease agreement is 14%.


7.    STOCK OPTION PLAN

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

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JANUARY 3, 1998 AND DECEMBER 31, 1996 (Continued)
--------------------------------------------------------------------------------

      Option activity under the Plan is as follows:

                                                                       Weighted
                                                                        average
                                                           Number of   exercise
                                                            shares       price

        OUTSTANDING, January 1, 1996                        639,000       $.32
          Granted (weighted average fair value of $.23)     282,000        .30
                                                           ---------

        OUTSTANDING, December 31, 1996                      921,000        .32
          Granted (weighted average fair value of $.11)     378,000        .21
          Terminated                                       (324,000)       .26
                                                           ---------

        OUTSTANDING, January 3, 1998                        975,000        .29
                                                           =========

      At January 3, 1998, outstanding options had a range of exercise prices from $.19 to $.75 per share and weighted average contractual life of 8.3 years. At January 3, 1998, 310,250 options were exercisable with a weighted average exercise price of $.32 per share. At January 3, 1998, 1,025,000 shares were available for future grants under the Plan.

      SFAS No. 123 requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal year 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options with vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions: expected life, 48 months following complete vesting; stock volatility, 92% in 1997 and 108% in 1996; risk-free interest rate, 5.8% in 1997 and 6% in 1996; and no dividends during the expected term. The Company's calculations are based on a single-option valuation approach, and forfeitures are recognized as they occur. If the computed fair values of the 1997 and 1996 awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been $139,599 ($.01 per basic and diluted share) in 1997 and $1,697,000 ($.13 per basic and diluted share) in 1996.

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JANUARY 3, 1998 AND DECEMBER 31, 1996 (Continued)
--------------------------------------------------------------------------------

8.    AFFILIATED-ENTITIES TRANSACTIONS

      The Company had additional transactions with affiliates and related parties as follows:


                                                                          1997         1996

        Rent paid to a company controlled by the majority shareholder  $ 152,422     $ 36,000

        Legal fees paid to a member of the Board of Directors             63,986       27,080

        Purchases from a company controlled by the majority shareholder       -       103,173

        Sales to a company controlled by the majority shareholder             -        23,685


      Companies controlled by, and affiliated with, the majority shareholder share various facilities and services, including office space, manufacturing, administrative and marketing staff assistance, and data processing capabilities. The expenses and revenues associated with staff assistance, services and data processing capabilities are allocated to the respective companies based on time devoted to each company. Overhead costs for shared manufacturing and assembly facilities are allocated based on space utilized. In connection with the shared services and facilities, the Company had amounts due from affiliates of $553,411 at January 3, 1998.


9.    COMMITMENTS

      The Company rents manufacturing, warehousing and office facilities under lease agreements requiring monthly payments. Rent expense under operating leases was $322,632 and $218,939 in 1997 and 1996, respectively, of which $152,422 and $36,000, respectively, was paid to an affiliated entity. All facility leases expire on December 31, 1998. Such facility leases require payments of $334,000 in 1998, except for the facility lease that expires on January 31, 2003. Rent payments for this lease are approximately $22,000 in 1998; $24,700 in 1999; $25,300 in 2000; $25,900 in 2001;
      $26,500 in 2002; and $2,214 in 2003.


10.   FOREIGN SALES

      Sales to customers in foreign countries, primarily Europe, amounted to approximately $2,302,000 and $1,826,000 in 1997 and 1996, respectively.

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JANUARY 3, 1998 AND DECEMBER 31, 1996 (Continued)
--------------------------------------------------------------------------------


11.   GAIN ON SALE OF PRODUCT LINES

      In March 1997, the Company sold its microbiological sampling and transports product line, including related inventory and production equipment, for approximately $969,000, resulting in a gain of $768,488. In November 1997, the Company sold its microscope drapes product line, including related inventory and production equipment, for approximately $128,000, resulting in a gain of $34,571.


12.   PROPOSED MERGER

      The Company is currently investigating the possibility of a merger with SMI. No definitive agreement has been reached as of March 27, 1998.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors
---------

Named below are directors serving until an Annual Meeting of Shareholders and until their respective successors are elected and qualify.

Name                        Age          Director Since           Position
----                        ---          --------------           --------
Roy T. Eddleman             58           July 30, 1982          Chairman, CEO
                                                                  & Director

Jack Whitescarver, Ph.D.    60           April 1, 1985          Director


Executive Officers of The Company
---------------------------------

Roy T. Eddleman             58           July 30, 1982          Chairman & CEO

F. Jesus Martinez           58               ----               President


Business Experience of Directors and Executive Officers
-------------------------------------------------------

Roy T. Eddleman was elected Chairman of the Board and Chief Executive Officer of the Company on July 30, 1982. Mr. Eddleman has been engaged primarily as a private investor and entrepreneur for more than twenty years.

Jack Whitescarver is the Deputy Director for the Office of AIDS Research at the National Institutes of Health in Bethesda, Maryland and has been there more than six years.

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

The Company had no pension, retirement, annuity, savings or similar benefit plans in 1997. Directors are not compensated for their services on the Company's Board of Directors.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the annual compensation paid and accrued by the Company during its last three fiscal years to executive officer to whom it paid in excess of $100,000 including cash and issuance of securities:

                                     ANNUAL COMPENSATION                   RESTRICTED LONG TERM COMPENSATION
                                     -------------------                   ---------------------------------
NAME AND POSITION            YEAR          SALARY        BONUS    STOCK AWARDS     SAR'S       LTIP    ALL OTHER
-----------------            ----          ------        -----    ------------     -----       ----    ---------
Roy T. Eddleman              1997        $160,000
Chief Executive Officer      1996        $160,000      $75,000
                             1995        $160,000      $82,000

F. Jesus Martinez            1997        $150,200      $61,751 (1)
President                    1996        $145,000      $55,000
                             1995         $84,180      $88,753 (1)    240,000

(1) Includes payments of $13,626 and $88,753 in 1997 and 1995, respectively, which were made in connection with the sale of Microgon, Inc. to the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock at January 3, 1998 by (i) all persons known by management to be beneficial owners of more than 5% of its Common Stock,
(ii) all nominees for directors and (iii) all officers and nominees for directors of the Company as a group:

                                                    Amount and Nature of Beneficial Ownership (A)

                                       Directly Owned
                                       with Sole Power                    Indirectly Owned with
                                        of Voting and     Percent         Shared Power of Voting         Percent
Name                                     Disposition     of Class          and/or Disposition          of Class (1)
----                                     -----------     ---------         ------------------          ------------
 Roy T. Eddleman  (B)
 23022 La Cadena Drive                    901,907          7.0%               11,037,338                  85.9%
 Laguna Hills, California

 Spectrum Medical Industries, Inc.
 23022 La Cadena Drive                 10,135,431         78.9%                       -                      -
 Laguna Hills, California

 Thomas Girardi, Esq.
 1126 Wiltshire Boulevard                 901,907          7.0%                       -                      -
 Los Angeles, CA  90017

 Jack Whitescarver, Ph.D.  (C)                 -             -                        -                      -

 All directors and officers as a          901,907          7.0%                       -                      -
 group (5 in number)

(1)     12,834,394 shares outstanding as of January 3, 1998.

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

(C) In 1991 Mr. Whitescarver received options to purchase 8,333 shares of the Company's Common Stock at an exercise price of $0.60 per share. No options have been exercised to date.

The following table sets forth options granted to named executive officers:

Name                   No. of Securities     Percent of     Exercise   Expiration    Potential Realizable Value
                       Underlying Options   Total Options     Price       Date       at Assumed Annual Rates of
                                                                                      Stock Price Appreciation
----                   ------------------   -------------   --------   ----------    --------------------------

Roy T. Eddleman, CEO           --                --            --          --                    --

F. Jesus Martinez,          240,000             30.7%         .32       12/31/00           at 5% $103,200
President                                                                                  at 10% $127,200

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 1997 and 1996, the Company has had transactions with related parties as follows:


                                                                1997      1996
          Rent paid to a company controlled by the           $154,422   $36,000
            majority shareholder
          Legal fees paid to a member of the Board of        $ 63,986   $27,080
            Directors
          Purchases from a company controlled by the                   $103,173
            majority shareholder
          Sales to a company controlled by the                          $23,685
            majority shareholder

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

10.15 First amendment, dated October 10, 1997, to the City National Bank loan agreement dated as of February 28, 1997, between registrant, Spectrum Medical Industries, Inc., and City National Bank.

10.16 Second amendment, dated May 7, 1998, to the City National Bank loan agreement dated as of February 28, 1997, between registrant, Spectrum Medical Industries, Inc., and City National Bank.

(b) Reports on 8-K
------------------

No reports on Form 8-K were filed during the quarter ended January 3, 1998.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECTRUM LABORATORIES, INC.




By: /s/  Roy T. Eddleman
   ----------------------------------
Roy T. Eddleman
Chairman and Chief Executive Officer
Date: May 14, 1998





By: /s/  F. Jesus Martinez
   ----------------------------------
F. Jesus Martinez
President
Date: May 14, 1998





By: /s/  Larry D. Womack
   ----------------------------------
Larry D. Womack
Controller
Date: May 14, 1998