Form 10QSB
period 1998-04-04
SPECTRUM LABORATORIES INC /CA
filed 1998-05-28
CIK 319013

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB

  [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                     For the quarterly period ended April 4, 1998
                [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
                               OF THE EXCHANGE ACT


                          Commission File Number 0-9478
                           SPECTRUM LABORATORIES, INC.
          Incorporated pursuant to the laws of the State of California
                                                   -------------------

      Internal Revenue Service - Employer Identification Number 95-3557539

              23022 La Cadena Drive, Laguna Hills, California 92653
                     Address of principal executive offices

                    Issuer's Telephone Number (949) 581-3500

 Check whether the issuer (1) filed all reports required to be filed by Section
     13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
     (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X     No__


   Number of shares of Common Stock outstanding as of May 15, 1998: 12,834,394

Spectrum Laboratories, Inc.



                                                                            Page
                                                                            ----

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 3

         Consolidated Balance Sheet as of April 4, 1998                       3
         Consolidated Statements of Operations for the Three Months Ended
            April 4, 1998 and March 31, 1997                                  4
         Consolidated Statements of Cash Flows for the Three Months Ended
            April 4, 1998 and March 31, 1997                                  5
         Notes to Consolidated Statements                                     6

Item 2. Management's Discussion and Analysis of Financial Condition           7

Part II - OTHER  INFORMATION

Item 1.  Legal Proceedings                                                    8
Item 2.  Changes in Securities                                                8
Item 3.  Defaults Upon Senior Securities                                      8
Item 4.  Submission of Matters to a Vote of Security Holders                  8
Item 5.  Other Information                                                    8
Item 6.  Exhibits and Reports on Form 8-K                                     8
Signature                                                                     9

                           SPECTRUM LABORATORIES, INC.
                           CONSOLIDATED BALANCE SHEET
                               AS OF APRIL 4, 1998
                    (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE)
                                   (UNAUDITED)


ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                        $       545
   Marketable securities                                                    483
   Accounts receivable                                                      981
   Due from affiliates                                                      461
   Inventories                                                              906
   Prepaid expenses and other current assets                                 53
                                                                    ------------

   Total current assets                                                   3,429

Property and equipment, net                                                 806
Deferred income taxes                                                       377
Goodwill                                                                  2,850
Other assets                                                                143
                                                                    ------------

TOTAL ASSETS                                                        $     7,605
                                                                    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                 $       670
   Accrued expenses                                                         516
   Current portion of long-term debt                                      1,907
   Income taxes payable                                                      56
                                                                    ------------

   Total current liabilities                                              3,149

LONG-TERM DEBT, less current portion                                      1,974

MINORITY INTEREST                                                         2,038

SHAREHOLDERS' EQUITY
   Common stock, par value $.01:  25,000,000 shares authorized,
   12,834,394 issued and outstanding                                        128
   Additional paid in capital                                             5,238
   Accumulated deficit                                                   (4,874)
   Unrealized loss on foreign currency translation                          (48)
                                                                    ------------

TOTAL SHAREHOLDERS' EQUITY                                                  444
                                                                    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $     7,605
                                                                    ============

                           SPECTRUM LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               THREE MONTHS ENDED APRIL 4, 1998 AND MARCH 31, 1997
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                   (UNAUDITED)




                                                             1998            1997
                                                          ----------     ----------

NET SALES                                                 $   1,774      $   2,050

COSTS AND EXPENSES
 Cost of sales                                                1,187          1,157
 Selling                                                        342            364
 General and administrative                                     336            512
 Research and development                                        95            132
 Interest expense, net                                           91            101
                                                          ----------     ----------

 TOTAL COSTS AND EXPENSES                                     2,051          2,266

GAIN ON SALE OF PRODUCT LINE                                                   807
                                                          ----------     ----------

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES                (277)           591

PROVISION FOR INCOME TAXES                                        5             15
                                                          ----------     ----------

NET (LOSS) INCOME                                         $    (282)     $     576
                                                          ===========    ==========



BASIC AND DILUTED NET (LOSS) INCOME PER COMMON SHARE      $    (.02)     $     .04
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                   12,834         12,834





                           SPECTRUM LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               THREE MONTHS ENDED APRIL 4, 1998 AND MARCH 31, 1997
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          1998                  1997
                                                                                   ----------------      ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                                  $          (282)       $          576
Adjustments to reconcile net income to net cash provided by (used for)
     operating activities:
Depreciation and amortization                                                                  112                   119
Gain on sale of product line                                                                                        (807)
Change in assets and liabilities:
Decrease (increase) in trade receivables                                                        44                  (834)
Decrease (increase) in due from affiliates                                                      92                  (800)
(Increase) decrease in inventories                                                             (25)                   78
Decrease in prepaid expenses and other current assets                                           30                    10
Increase in other assets                                                                        (5)                   (4)
Increase (decrease) in accounts payable and accrued and other liabilities                       54                  (186)
Other                                                                                           (9)
                                                                                   -----------------      ---------------

Net cash provided by (used in) operating activities                                             11                (1,848)
                                                                                   ----------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment                                                         (89)                  (14)
Increase in investments                                                                       (483)
                                                                                   -----------------      ---------------

Net cash used in investing activities                                                         (572)                  (14)
                                                                                   -----------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt                                                                    (192)               (2,154)
Proceeds from issuance of debt                                                                 275                 3,600
                                                                                   ----------------      ----------------

Net cash provided by financing activities                                                       83                 1,446
                                                                                   ----------------      ----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                     (478)                 (416)

CASH AND CASH EQUIVALENTS, beginning of period                                               1,023                   592
                                                                                   ----------------      ----------------

CASH AND CASH EQUIVALENTS, end of period                                           $           545       $           176
                                                                                   ================      ================




                        NOTES TO CONSOLIDATED STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited financial statements consolidate the accounts of Spectrum Laboratories, Inc. ("Spectrum"), its wholly-owned subsidiaries, SLI Acquisition Corp. and Hydro-Med Products, Inc. and its partially-owned subsidiary, Spectrum Europe B.V., which are collectively referred to as the "Company". All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of April 4, 1998 and the results of their operations and their cash flows for the three months ended April 4, 1998 and March 31, 1997. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures in the unaudited interim financial statements are adequate to make the information presented not misleading.

Note 2 - Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or net realizable value and are composed of the following:

                   Raw materials                    $      620,443
                   Work in progress                         35,828
                   Finished goods                          436,773
                                                    ---------------
                                                         1,093,044
                   Reserve for obsolescence               (186,911)
                                                    ---------------
                                                    $      906,133
                                                    ===============


Note 3 - Earnings per Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The Company was required to adopt SFAS 128 in the second quarter of 1997 and accordingly, the Company has applied this standard when computing earnings per share. SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income, available to common shareholders, by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. The increase in weighted average shares outstanding that would result from the assumed exercise of stock options, using the treasury stock method, would not change the earnings per share amounts presented for either period.

Note 4 - Income Taxes

In the first three months of 1998, the Company provided $5,000 for income taxes. This tax provision primarily relates to state taxes. As of January 3, 1998, the Company had net operating loss carryforwards for federal income tax purposes of $9,733,699 ($8,100,000 available to offset income of Microgon, a company purchased in 1995 and merged into Spectrum, only), which expire at various dates from 1998 through 2009. The utilization of Microgon's $8,100,000 federal net operating loss is limited to approximately $298,000 of Microgon income annually. Any unused net operating loss is carried forward. As a result of the limitation, it is possible that more than $5,000,000 of the Microgon loss may expire without utilization. The Company has an approximate $3,500,000 state net operating loss carryforward, which expires at various dates beginning in 1998.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

The following discussion relates to the Company, its wholly owned subsidiaries, SLI Acquisition Corp. ("SLIAC") and Hydro-Med Products, Inc. ("Hydro-Med") and its partially owned subsidiary, Spectrum Europe B.V. ("Spectrum B.V."). The Company has consolidated the financial position and operations of Spectrum B.V. for both periods presented.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained elsewhere within this Report on Form 10-QSB. Except for the historical information contained herein, the following discussion may contain forward-looking statements that involve risks and uncertainties. The actual future results of the Company could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and those factors discussed in the Company's Form 10-KSB for the year ended January 3, 1998.

Results of Operations

Net sales for the three months ended April 4, 1998 of $1,774,000 were $276,000 (13%) lower than for the three months ended March 31, 1997. The decrease was primarily attributable to the sale, on March 31, 1997, of the microbiological sampling and transport product line and to a decrease in sales by Spectrum Europe B.V. to the European market.

Cost of sales as a percentage of sales was 67% in 1998 compared to 56% in 1997. The increase was primarily due to change in product mix.

General and administrative expenses decreased 34% and research and development expense decreased 28% from the previous year. These decreases in 1998 were primarily due to the elimination of additional costs in 1997 related to the acquisition of the Cellco, Inc. operation in late 1996.

In March of 1997, the Company sold its microbiological sampling and transport product line resulting in a gain of $807,000. Proceeds from the sale were received in April 1997.

Liquidity and Capital Resources

During the first three months of the current fiscal year, cash generated from operating activities was essentially offset by the net loss. Cash outflows from investing activities related to property and equipment purchases were essentially offset by net cash flows from financing activities. The Company invested $483,000 of idle cash in marketable securities.

The Company believes that funds expected to be generated from operations, funds on hand, and, if necessary, the conversion of the marketable securities back to cash will be sufficient for operating requirements in fiscal 1998. The provisions of the Company's loan agreement with the bank required principal and interest payments of approximately $1,200,000 on May 1, 1998. On April 29, 1998, the Company obtained an extension to July 1, 1998. The Company intends to refinance this debt prior to its maturity. In the event the Company has to repay such debt with existing cash resources, any potential shortfall in available cash at that time would be funded by Roy T. Eddleman, the Company's majority shareholder.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         None

Item 2.  Change in Securities
         None

Item 3.  Defaults upon Senior Securities
         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K
         (a)   Exhibits - None
         (b)   Reports on Form 8-K
               The Company filed no reports on Form 8-K during the quarter ended April 4, 1998

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECTRUM LABORATORIES, INC.
(Registrant)


/s/  F. Jesus Martinez
----------------------
Signature

F. Jesus Martinez
President



/s/  Ravi V. Patel
----------------------
Signature

Ravi V. Patel
Chief Financial Officer