Form 10QSB
period 1998-07-04
SPECTRUM LABORATORIES INC /CA
filed 1998-08-17
CIK 319013

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB

  [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                     For the quarterly period ended July 4, 1998
      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT


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

                                   Yes X    No
                                      ---     ---

  Number of shares of Common Stock outstanding as of July 31, 1998: 12,834,394

Spectrum Laboratories, Inc.



                                                                            Page
Part I - FINANCIAL INFORMATION                                              ----

Item 1.  Financial Statements                                                 3
         Consolidated Balance Sheet as of July 4, 1998                        3
         Consolidated Statements of Operations for the Three and
           Six Months Ended July 4, 1998 and June 30, 1997                    4
         Consolidated Statements of Cash Flows for the Six
           Months ended July 4, 1998 and June 30, 1997                        5
         Notes to Consolidated Statements                                     6

Item 2.  Management's Discussion and Analysis of Financial Condition          7

Part II - OTHER  INFORMATION

Item 1.  Legal Proceedings                                                    8
Item 2.  Changes in Securities                                                8
Item 3.  Defaults Upon Senior Securities                                      8
Item 4.  Submission of Matters to a Vote of Security Holders                  8
Item 5.  Other Information                                                    8
Item 6.  Exhibits and Reports on Form 8-K                                     8
Signature                                                                     9



                           SPECTRUM LABORATORIES, INC.
                           CONSOLIDATED BALANCE SHEET
                               AS OF JULY 4, 1998
                    (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE)
                                   (UNAUDITED)


      ASSETS
      CURRENT ASSETS
          Cash and cash equivalents                                      $         661
          Accounts receivable                                                      688
          Due from affiliates                                                      526
          Inventories                                                            1,063
          Prepaid expenses and other current assets                                 86
                                                                         --------------

          Total current assets                                                   3,024

      Property and equipment, net                                                  831
      Deferred income taxes                                                        377
      Goodwill                                                                   2,808
      Other assets                                                                 146
                                                                         --------------

      TOTAL ASSETS                                                       $       7,186
                                                                         ==============

      LIABILITIES AND SHAREHOLDERS' EQUITY
      CURRENT LIABILITIES
          Accounts payable                                               $         791
          Accrued expenses                                                         539
          Current portion of long-term debt                                      1,893
          Income taxes payable                                                      11
                                                                         --------------

          Total current                                                          3,234
          liabilities

      LONG-TERM DEBT, less current portion                                       1,854

      MINORITY INTEREST                                                          2,040

      SHAREHOLDERS' EQUITY
          Common stock, par value $.01:  25,000,000 shares authorized,
          12,834,394 issued and outstanding                                        128
          Additional paid in capital                                             5,238
          Retained earnings, accumulated deficit                                (5,265)
          Unrealized loss on foreign currency translation                          (43)
                                                                         --------------

      TOTAL SHAREHOLDERS' EQUITY                                                    58
                                                                         --------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $       7,186
                                                                         ==============



                           SPECTRUM LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                         Three Months Ended           Six Months Ended
                                                      -------------------------  ------------------------
                                                        Jul. 4       Jun. 30       Jul. 4       Jun. 30
                                                          1998         1997         1998          1997
                                                      ------------ ------------ ------------ ------------



NET SALES                                             $     1,572  $     2,306  $     3,346  $     4,356

COSTS AND EXPENSES
     Cost of sales                                          1,041        1,330        2,228        2,487
     Selling                                                  366          364          708          728
     General and administrative                               349          231          685          744
     Research and development                                 143          195          238          326
     Other expense, primarily interest                         60           92          151          193
                                                      ------------ ------------ ------------ ------------

     TOTAL COSTS AND EXPENSES                               1,959        2,212        4,010        4,478

(LOSS) GAIN ON SALE OF PRODUCT LINE                                        (39)                      768
                                                      ------------ ------------ ------------ ------------

(LOSS) INCOME BEFORE MINORITY INTEREST IN INCOME
  OF SUBSIDIARY AND PROVISION FOR INCOME TAXES               (387)          55         (664)         646

MINORITY INTEREST IN INCOME OF SUBSIDIARY                       2           10            2           10
                                                      ------------ ------------ ------------ ------------

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES              (389)          45         (666)         636

PROVISION FOR INCOME TAXES                                      2           12            7           27
                                                      ------------ ------------ ------------ ------------

NET (LOSS) INCOME                                     $      (391) $        33  $      (673) $       609
                                                      ============ ============ ============ ============




BASIC AND DILUTED NET (LOSS) INCOME PER COMMON SHARE  $      (.03) $         -  $      (.05) $       .05
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                 12,834       12,834       12,834       12,834



                           SPECTRUM LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                            Six Months Ended
                                                                                 ----------------------------
                                                                                    Jul. 4         Jun. 30
                                                                                     1998            1997
                                                                                 ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                                $      (673)    $       609
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization                                                            213             261
Minority interest in income of subsidiary                                                  2              10
Gain on sale of product line                                                                            (768)
Change in assets and liabilities:
Decrease (increase) in trade receivables                                                 337            (355)
Decrease (increase) in due from affiliates                                                27            (907)
(Increase) decrease in inventories                                                      (181)             52
(Increase) decrease in prepaid expenses and other current assets                          (3)             25
Decrease in other assets                                                                                  10
Increase (decrease) in accounts payable and accrued and other liabilities                152            (177)
Other                                                                                     (4)             (8)
                                                                                 ------------    ------------

Net cash used in operating activities                                                   (130)         (1,248)
                                                                                 ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of product line                                                                       969
Acquisitions of property and equipment                                                  (181)            (18)
                                                                                 ------------    ------------

Net cash (used in) provided by investing activities                                     (181)            951
                                                                                 ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt                                                              (326)         (3,105)
Proceeds from issuance of debt                                                           275           3,600
                                                                                 ------------    ------------

Net cash (used in) provided by financing activities                                      (51)            495
                                                                                 ------------    ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                    (362)            198

CASH AND CASH EQUIVALENTS, beginning of period                                         1,023             592

                                                                                 ------------    ------------
CASH AND CASH EQUIVALENTS, end of period                                         $       661     $       790
                                                                                 ============    ============


                        NOTES TO CONSOLIDATED STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited financial statements consolidate the accounts of Spectrum Laboratories, Inc. ("Spectrum"), its wholly-owned subsidiaries, SLI Acquisition Corp. and Hydro-Med Products, Inc. and its partially-owned subsidiary, Spectrum Europe B.V., which are collectively referred to as the "Company". All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of July 4, 1998 and the results of their operations and their cash flows for the three and six months ended July 4, 1998 and June 30, 1997. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures in the unaudited interim financial statements are adequate to make the information presented not misleading.

Note 2 - Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or net realizable value and are composed of the following:

                   Raw materials                      $    760,271
                   Work in progress                         34,608
                   Finished goods                          467,078
                                                      -------------
                                                         1,261,957
                   Reserve for obsolescence               (199,030)
                                                      -------------
                                                      $  1,062,927
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

Note 4 - Income Taxes

In the first six months of 1998, the Company provided $7,000 for income taxes. This tax provision primarily relates to state taxes. As of January 3, 1998, the Company had net operating loss carryforwards for federal income tax purposes of $9,733,699 ($8,100,000 available to offset income of Microgon, a company purchased in 1995 and merged into Spectrum, only), which expire at various dates from 1998 through 2009. The utilization of Microgon's $8,100,000 federal net operating loss is limited to approximately $298,000 of Microgon income annually. Any unused net operating loss is carried forward. As a result of the limitation, it is possible that more than $5,000,000 of the Microgon loss may expire without utilization. The Company has an approximate $3,500,000 state net operating loss carryforward, which expires at various dates beginning in 1998.

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

Results of Operations

Net sales for the three months ended July 4, 1998 of $1,572,000 were 32% lower than sales of $2,306,000 for the three months ended June 30, 1997. Net sales for the first six months of 1998 of $3,346,000 were 23% lower than sales of $4,356,000 for the first six months of 1997. The decreases were primarily due to a decline in demand, especially in the Company's Asian markets.

Cost of sales as a percentage of sales was 66% for the three months ended July 4, 1998 compared to 58% for the three months ended June 30, 1997 and 67% for the first six months of 1998 compared to 57% for the first six months of 1997. The increased amounts in 1998 were primarily due to change in product mix.

General and administrative expenses increased 51% for the three months ended July 4, 1998 over the three-month period ended June 30, 1997 but were 8% lower for the first six months of 1998 compared to the first six months of 1997. The lower amount for the three months of 1997 was primarily the result of implementation of cost reductions, in large part due to the reduction of costs associated with the acquisition of the Cellco, Inc. operation in late 1996.

Research and development expenses were 27% lower for the three and six-month periods ended July 4, 1998 as compared to the three and six-month periods ended June 30, 1997 primarily due to the cost reductions, during the last half of 1997, related to the Cellco acquisition.

The gain on sale of product line was the result of the sale of the Company's microbiological sampling and transport product line.

Liquidity and Capital Resources

During the first six months of the current fiscal year, cash generated from operations was more than offset by the net loss, investing activities and debt reduction.

Provisions of the Company's loan agreement with the bank required the Company to make principal and interest payments of approximately $1,200,000 on July 1, 1998. The bank has granted an extension to October 1, 1998. The Company intends to refinance this debt prior to its maturity and with this refinancing and the implementation of certain cost reductions, the Company believes that funds will be sufficient for operating requirements for the remainder of fiscal 1998.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings
         None

Item 2.  Change in Securities
         None

Item 3.  Defaults upon Senior Securities
         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and reports on Form 8-K

         (a) Exhibit - July 17, 1998 Third Amendment to Credit Agreement between Spectrum Medical Industries, Inc., and Spectrum Laboratories, Inc. (collectively "Borrower") and City National Bank
         (b) Reports on Form 8-K
             The Company filed no reports on Form 8-K during the quarter ended July 4, 1998

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECTRUM LABORATORIES, INC.
(Registrant)


 /s/  F. Jesus Martinez
-----------------------------------
Signature

F. Jesus Martinez
President