Form 10QSB
period 1998-10-03
SPECTRUM LABORATORIES INC /CA
filed 1998-11-27
CIK 319013

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB

 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended October 3, 1998
      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT


                          Commission File Number 0-9478
                           SPECTRUM LABORATORIES, INC.
           Incorporated pursuant to the laws of the State of Delaware
                                                    -----------------

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

                           Yes X         No__


 Number of shares of Common Stock outstanding as of October 31, 1998: 5,207,087

Spectrum Laboratories, Inc.


Page
-----
Part I    -     FINANCIAL INFORMATION

Item 1.         Financial Statements
                Consolidated Balance Sheet as of October 3, 1998                                                  3
                Consolidated Statements of Operations for the Three and Nine Months Ended
                   October 3, 1998 and September 30, 1997                                                         4
                Consolidated Statements of Cash Flows for the Nine Months Ended October 3,
                   1998 and September 30, 1997                                                                    5
                Notes to Consolidated Statements                                                                  6

Item 2.         Management's Discussion and Analysis of Financial Condition                                       8


Part II   -     OTHER  INFORMATION

Item 1.         Legal Proceedings                                                                                10
Item 2.         Changes in Securities                                                                            10
Item 3.         Defaults Upon Senior Securities                                                                  10
Item 4.         Submission of Matters to a Vote of Security Holders                                              10
Item 5.         Other Information                                                                                10
Item 6.         Exhibits and Reports on Form 8-K                                                                 10
Signature                                                                                                        11



                           SPECTRUM LABORATORIES, INC.
                           CONSOLIDATED BALANCE SHEET
                              AS OF OCTOBER 3, 1998
                    (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE)
                                   (UNAUDITED)

      ASSETS
      CURRENT ASSETS
           Cash and cash equivalents                                               $              611
           Accounts receivable                                                                  1,377
           Inventories                                                                          1,674
           Prepaid expenses and other current assets                                              104
                                                                                   -------------------

           Total current assets                                                                 3,766

      Advances to principal shareholder                                                           101
      Property and equipment, net                                                               2,245
      Deferred income taxes                                                                       377
      Goodwill                                                                                  2,767
      Other assets                                                                                252
                                                                                   -------------------

       TOTAL ASSETS                                                                $            9,508
                                                                                   ===================

      LIABILITIES AND SHAREHOLDERS' EQUITY
      CURRENT LIABILITIES
           Accounts payable                                                        $              920
           Accrued expenses                                                                       796
           Current portion of long-term debt                                                    1,852
           Income taxes payable                                                                    26
                                                                                   -------------------

           Total current liabilities                                                            3,594

      LONG-TERM DEBT, less current portion                                                      1,061

      MINORITY INTEREST                                                                         1,912

      SHAREHOLDERS' EQUITY
           Common stock, par value $.01:  25,000,000 shares authorized,
           5,207,087 issued and outstanding                                                        52
           Preferred stock, par value $.01: 10,000,000 shares authorized, none issued or outstanding
           Additional paid in capital                                                           5,077
           Accumulated deficit                                                                (2,172)
           Unrealized loss on foreign currency translation                                       (16)
                                                                                   -------------------

      TOTAL SHAREHOLDERS' EQUITY                                                                2,941
                                                                                   -------------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $            9,508
                                                                                   ===================





                           SPECTRUM LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                 Three Months Ended      Nine Months Ended
                                                                --------------------- ----------------------
                                                                 Oct. 3     Sep. 30    Oct. 3     Sep. 30
                                                                  1998       1997       1998        1997
                                                                ---------- ---------- ----------  ---------

NET SALES                                                       $   3,142  $   3,211  $   9,144   $ 10,224

COSTS AND EXPENSES
     Cost of sales                                                  1,540      1,887      4,697      5,320
     Selling                                                          428        394      1,378      1,414
     General and administrative                                       782        948      2,413      2,853
     Research and development                                         226        183        601        667
     Other expense, primarily interest                                 81         97        218        284
                                                                ---------- ---------- ----------  ---------

     TOTAL COSTS AND EXPENSES                                       3,057      3,509      9,307     10,538

GAIN ON SALE OF PRODUCT LINE                                                                           768
                                                                ---------- ---------- ----------  ---------

INCOME (LOSS) BEFORE MINORITY INTEREST IN LOSS
  OF SUBSIDIARY AND PROVISION FOR INCOME TAXES                         85       (298)      (163)       454

MINORITY INTEREST IN LOSS OF SUBSIDIARY                                 5          7         17         11
                                                                ---------- ---------- ----------  ---------

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES              90       (291)      (146)       465

PROVISION (BENEFIT) FOR INCOME TAXES                                   11         (7)        27         21
                                                                ---------- ---------- ----------  ---------

NET INCOME (LOSS)                                               $      79  $    (284) $    (173)  $    444
                                                                ========== ========== ==========  =========




BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE            $     .02  $    (.06) $    (.04)  $     .09
 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                         4,844      4,813       4,821      4,834



                           SPECTRUM LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                             Nine Months Ended
                                                                                   -------------------------------------
                                                                                      Oct. 3                 Sep. 30
                                                                                       1998                   1997
                                                                                   --------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                                  $        (173)         $         444
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization                                                                495                    479
Minority interest in loss of subsidiary                                                      (17)                   (11)
Gain on sale of product line                                                                                       (768)
Change in assets and liabilities:
Decrease (increase) in accounts receivables                                                  222                    (87)
(Increase) decrease in inventories                                                          (161)                   521
Decrease (increase) in prepaid expenses and other current assets                              62                    (28)
Increase in other assets                                                                                             (6)
Decrease in accounts payable and accrued and other liabilities                                (3)                  (370)
Other                                                                                         25                     (9)
                                                                                   --------------         --------------

Net cash provided by operating activities                                                    450                    165
                                                                                   --------------         --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of product line                                                                                  969
Acquisitions of property and equipment                                                      (344)                  (173)
Advances to principal shareholder                                                            325                    (15)
Increase in other assets                                                                    (106)
                                                                                   --------------         --------------

Net cash (used in) provided by investing activities                                         (125)                   781
                                                                                   --------------         --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock                                                              500
Principal payments on debt                                                                  (733)                (4,252)
Proceeds from issuance of debt                                                               275                  3,915
Distributions to shareholders                                                               (891)                  (407)
                                                                                   --------------         --------------

Net cash used in financing activities                                                       (849)                  (744)
                                                                                   --------------         --------------


NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                        (524)                   202

CASH AND CASH EQUIVALENTS, beginning of period                                             1,135                    605
                                                                                   --------------         --------------

CASH AND CASH EQUIVALENTS, end of period                                           $         611          $         807
                                                                                   ==============         ==============


                        NOTES TO CONSOLIDATED STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited financial statements consolidate the accounts of Spectrum Laboratories, Inc. ("Spectrum"), and its wholly-owned subsidiaries, SLI Acquisition Corp. and Spectrum Europe B.V. and its majority-owned subsidiary, Spectrum Chromatography, which are collectively referred to as the "Company". All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of October 3, 1998 and the results of their operations and their cash flows for the three and nine months ended October 3, 1998 and September 30, 1997. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures in the unaudited interim financial statements are adequate to make the information presented not misleading.

As a result of the merger (See Note 2) of Spectrum Medical Industries, Inc. into the Company, all financial presentations give effect to the merger as if the merger had taken place at the beginning of 1997.

Note 2 - Reverse Stock Split, Merger and Issuance of Stock

On September 25, 1998, the Company had a one-for-ten reverse stock split which reduced the number of shares outstanding from 12,834,394 to 1,283,440. On September 30, 1998, Spectrum Medical Industries, Inc., (SMI) which formerly owned 79% of the Company, was merged into the Company with 98 shares of the Company's stock being issued for each share of SMI stock.

In late September 1998, 229,364 shares of the Company's stock was issued to a minority shareholder of the Company in exchange for debt previously owed to this person and, for cash received, 62,500 shares were issued to the majority shareholder and 103,323 to an unrelated third person.

Note 3 - Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or net realizable value and are composed of the following:

              Raw materials                    $   1,448,704
              Work in progress                       112,360
              Finished goods                         633,479
                                               --------------
                                                   2,194,543
              Reserve for obsolescence              (520,292)
                                               --------------
                                               $   1,674,251
                                               ==============


Note 4 - Earnings per Share

The Company reports per share amounts as required by Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires a dual presentation of basic and diluted earnings per share (EPS). Basic EPS excludes dilution and is computed by dividing net income, available to common shareholders, by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. The increase in weighted average shares outstanding that would result from the assumed exercise of stock options, using the treasury stock method, would not change the earnings per share amounts presented for any period.

Note 5 - Income Taxes

In the first nine months of 1998, the Company provided $27,000 for income taxes. This tax provision primarily relates to state taxes. As of January 3, 1998, the Company had net operating loss carryforwards for federal income tax purposes of $9,733,699 ($8,100,000 available to offset income of Microgon, a company purchased in 1995 and merged into Spectrum, only), which expire at various dates from 1998 through 2009. The utilization of Microgon's $8,100,000 federal net operating loss is limited to approximately $298,000 of Microgon income annually. Any unused net operating loss is carried forward. As a result of the limitation, it is possible that more than $5,000,000 of the Microgon loss may expire without utilization. The Company has an approximate $3,500,000 state net operating loss carryforward, which expires at various dates beginning in 1998.

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

Results of Operations

Net sales for the three months ended October 3, 1998 of $3,142,000 were essentially level with the sales of $3,211,000 for the three months ended September 30, 1997. However, the 1997 sales would have been 8% higher than in 1998 had this period in 1997 not experienced reductions due to isolated returns as a result of a quality problem and returns of customized product. Net sales for the first nine months of 1998 of $9,144,000 were 11% lower than sales of $10,224,000 for the first nine months of 1997. The decreases were primarily due to a lack in demand, especially in the Asian and European markets.

Cost of sales as a percentage of sales was 49% for the three months ended October 3, 1998 compared to 59% for the three months ended September 30, 1997. The percentages for the first nine months of 1998 and 1997 were 51% and 52%, respectively. The high percentage for the three months of 1997 was primarily due to some product returns which resulted in write-downs in inventory value.

General and administrative expenses decreased 18% for the three months ended October 3, 1998 compared to the three months ended September 30, 1997 and were 15% lower for the first nine months of 1998 as compared to the same period of 1997. These decreases were primarily due to the implementation of cost reductions in the third quarter of 1998.

The gain on sale of product line was the result of the sale of the Company's microbiological sampling and transport product line in the first quarter of 1997.

Liquidity and Capital Resources

During the first nine months of the current fiscal year, cash generated by operations exceeded by cash used for investing and financing activities.

The Company is currently in violation of a covenant in its loan agreement with its bank. The bank has waived this violation. Provisions of the Company's loan agreement with the bank required the Company to make principal and interest payments of approximately $1,000,000 on July 1, 1998. The bank has granted an extension to January 4, 1999 on approximately $680,000 of this amount. The company intends to refinance this debt in the near future and believes that, with the refinancing and funds expected to be generated from operations, funds will be sufficient for operating requirements for the remainder of fiscal 1998.

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

Item 1.   Legal Proceedings
          None

Item 2.   Change in Securities
          None

Item 3.   Defaults upon Senior Securities
          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

          None. Spectrum Laboratories, Inc., a California corporation, was merged into Spectrum Laboratories, Inc., a Delaware corporation, on Spectrum 30, 1998. The Company did not solicit the consent of shareholders because the majority shareholders had sufficient votes to effectuate the merger. A Schedule 14 ( C ) Information Statement was filed on August 4, 1998.

Item 5.   Other Information
          None

Item 6.   Exhibits and reports on Form 8-K
          (a) Exhibits - None
          (b) Reports on Form 8-K
              The Company filed no reports on Form 8-K during the quarter ended October 3, 1998

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECTRUM LABORATORIES, INC.
(Registrant)


 /s/  F. Jesus Martinez
-----------------------
Signature

F. Jesus Martinez
President