Form 10KSB
period 1999-01-02
SPECTRUM LABORATORIES INC /CA
filed 1999-04-28
CIK 319013

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended January 2, 1999

                           Commission File No. 0-9478

                           SPECTRUM LABORATORIES, INC.
                 (Name of small business issuer in its charter)


              Delaware                                       95-4718363
   -------------------------------                       -------------------
   (State or other Jurisdiction of                        (I.R.S. Employer
    Incorporation or Organization)                       Identification No.)

           23022 La Cadena Drive
          Laguna Hills, California                         92653
   ---------------------------------------              ----------
   (Address of principal executive offices)             (Zip Code)

         Issuer's telephone number, including area code: (949) 581-3500

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                                ----------------
                                (Title of Class)

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

      State issuer's revenues for its most recent fiscal year: $12,489,701

The aggregate market value of voting stock held by nonaffiliates of the registrant is $12,532 as of February 28, 1999, based on the $.14 per share closing price for the Common Stock in the over-the-counter market on such date, representing 89,515 shares held by nonaffiliates.

Number of shares of Common Stock outstanding as of February 28, 1999:  5,311,968

                                TABLE OF CONTENTS
                            FORM 10-KSB ANNUAL REPORT
                       FOR THE YEAR ENDED JANUARY 2, 1999
                           SPECTRUM LABORATORIES, INC.
Item No.                                                                    Page
--------                                                                    ----

        PART I
        1.      Description of Business  ......................................3
        2.      Description of Property  ......................................7
        3.      Legal Proceedings  ............................................8
        4.      Submission of Matters to a Vote of Security Holders  ..........8

        PART II
        5.      Market for Common Equity and Related Shareholder Matters  .....8
        6.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations  ..................................8
        7.      Financial Statements  ........................................10
        8.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  ..................................11

        PART III
        9.      Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act...........11
        10.     Executive Compensation........................................13
        11.     Security Ownership of Certain Beneficial Owners and
                  Management..................................................14
        12.     Certain Relationships and Related Transactions................15
        13.     Exhibits and Reports on Form 8-K..............................16

THIS ANNUAL REPORT FORM 10-KSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS, THE REALIZATION OF WHICH MAY BE IMPACTED BY CERTAIN IMPORTANT FACTORS WHICH ARE DISCUSSED IN "ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS," UNDER ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL
-------

Spectrum Laboratories, Inc. (the Company or Spectrum) was incorporated in California on June 5, 1980 under the name Immutron, Inc. On November 23, 1982, the Company changed its name to Spectrum Laboratories, Inc. In September 1998, Spectrum Medical Industries, Inc. (SMI) was merged into the Company and the Company was reincorporated in Delaware. Spectrum Chromatography, Inc. and Spectrum Europe B.V., formerly subsidiaries of SMI, are now wholly-owned subsidiaries of the Company.

BUSINESS
--------

The Company is a leader in the development and commercialization of proprietary tubular membranes and membrane devices for existing and emerging life sciences applications. These products are used by life science research laboratories for emerging applications for molecular/biological separations, fluid purification and cell expansion/bioreactors. The Company's platform technology allows it to create membranes and devices to meet a wide range of performance criteria and to integrate the devices into systems for life sciences applications. The Company's fundamental strengths are based on the control of material, membrane characteristics, surface modification, device properties, biological utility, and cell maintenance know-how.

The Company's proprietary products are used for research by OEM manufacturers and for Process Separations. Most laboratory products are sold through laboratory distributors. OEM and private label products are sold primarily to manufacturers. They include re-sale versions of the Company's laboratory products as well as specially designed membrane products. Process or scale-up separation products are sold to pharmaceutical and diagnostic manufacturers for process development and manufacturing. The Process Separation business also includes the necessary systems for operating the separation application. Both OEM and Process customers are serviced directly by the Company. The Company's products and trademarks, Spectra/Por, Cellmax and KrosFlo are well-known and used throughout the world for purification of proteins, cells expansion and capsulation and diagnostic particles separation. Company personnel work closely with existing and potential customers to develop new Mass Transfer Membranes
(MTM) products, applications and devices for the research markets.

In addition, the Company has entered into strategic partnerships, licensing agreements and collaborative arrangements with leading corporations and research scientists. Some of these ventures include:

The Company will market Cellmax rapid drug screening and testing technology developed at the National Cancer Institute and Rhode Island Hospital. This fast-track drug screening and testing method greatly reduces the use of animals in new drug discovery, drug efficacy screening and drug dosing.

The Company markets, sells and develops MTM perfusion systems for human cell expansion. The perfusion systems are sold under the trade name CELLMAX(R) and have been successfully used to expand and maintain mammalian cells including human cell lines. The Company is funding a grant to the University of California to further develop this technology.

The Company has a joint venture with Stanford Research International, Edison Technologies, Inc. and EPRI. This new venture, Facilichem, Inc., was established to commercialize new membrane systems for major industrial separations while greatly reducing current costs. The new systems will be marketed for waste stream separators for environmental markets, chiral molecule separations for pharmaceutical use and food and beverage separation, providing the addition and removal of trace substances which contribute to and/or improve flavor and taste.

Facilichem, Inc. was awarded a two-million dollar grant in November 1998, by the ATP to commercialize its proprietary separation systems. Spectrum is the supplier of membranes to Facilichem, Inc.

The Company's MTM devices, loaded with hepatocytes (liver cells) have been used successfully as liver-assist devices for patients suffering from acute liver failure. The device provides a life sustaining "bridge" to patients suffering from fulminant liver failure who are candidates for a liver transplant or until their own liver regenerates and recovers. By providing MTM's devices and systems to clinical scientists, the Company believes that its products will be part of applications and protocols for therapies undergoing the regulatory approval process controlling such therapies. The Company is in discussions to develop a strategic partnership for this technology.

PRODUCTS
--------

TUBULAR MEMBRANES FOR DIALYSIS, FILTRATION AND CELL CULTURE

The Company manufactures and markets many types of porous membranes used to concentrate, separate and purify dissolved or suspended molecules. The Company is a market leader in the manufacture of hollow fiber membrane products whose applications include: point-of-use water filtration; gas filtration for semiconductor blow-off guns, plasma gas cauterizing devices, insufflator kits for endoscopic surgery; drug filtration for surgical eyewash solutions, and pain management parenterals.

The Company is also the market leader in supplying dialysis membranes for protein concentration to the research laboratory market. The purification and separation of components in fluid streams is a key element in biomedical research, molecular biology and clinical diagnostics.

On October 1, 1996, the Company purchased certain assets of Cellco, Inc., providing artificial capillary systems to academic, pharmaceutical, laboratory and clinical research markets involved in the expansion and maintenance of human and animal cells. These are closed systems that minimize the possible contamination encountered with other culture devices.

OPERATING ROOM (OR) DISPOSABLES

Disposable OR products consist of hollow fiber filters for laproscopic procedures, sterile surgical drapes for orthopedic and arthroscopic surgical procedures, sterile camera covers, rubber elastic bandages (sterile and non-sterile), Esmarch Elastic Bandages, and a tamper-resistant container system for use in harvesting bone and tissue for human transplantation and other surgical specialty products.

MARKETS AND METHODS OF DISTRIBUTION
-----------------------------------

LABORATORY PRODUCTS

The Company has over 400 active customers worldwide, comprised of pharmaceutical and diagnostic manufacturers, medical device manufacturers, laboratories, laboratory distributors and research institutions for its hollow fiber membrane and dialysis products. Approximately 17% of its sales are from non-U.S. customers for fiscal years 1997 and 1998. Spectrum's cell culture products are sold to over 150 active customers worldwide, comprised of academic, research, pharmaceutical, laboratory, and clinical research companies and institutes. Domestic sales are made with a direct sales force and foreign sales are made through direct sales and laboratory products distributors.


OPERATING ROOM (OR) DISPOSABLES

The three major product groups are: Operating Room Equipment Drapes, Orthopedic Soft Goods and Esmarch Bandages.

The products are distributed through a number of channels including important National and Regional Catalog Houses, OEM & Private Label Accounts, Regional OR Specialty Distributors, Custom Procedure Tray Manufacturers, Direct Sales to Institutions and International Distributors. Nearly all Operating Room Equipment Drapes are sold in sterile ready-to-use format. OR Drapes are sold primarily through OEM & Private label accounts, through Regional OR Specialty Distributors and through Regional and National Catalog Houses. Over the past two and one half years, the importance of OR Specialty Distributor sales has declined while the proportion of OEM, Private Label and Catalog House sales has increased. OR drapes constitute nearly all international sales and approximately half of direct sales. Orthopedic Soft Goods are primarily sold through Regional and National Catalog Houses and Procedure Tray Manufacturers. Approximately one-third of Orthopedic Soft Goods sales are in non-sterile, bulk format primarily to Tray Manufacturers. Essentially no Soft Goods and Esmarch Bandages are sold internationally. Esmarch Elastic Bandages are sold through Catalog Houses, Regional OR Specialty Distributors and Procedure Tray Manufacturers.

The Company has over 200 active customers, the most active of which are over 100 hospitals and over 75 hospital supply dealers. Export and OEM accounts are currently confined to a select few products, mostly for orthopedics. The Company does not employ its own sales force but uses stocking distributors capable of supplying product delivery on a local level.

RAW MATERIALS AND SUPPLIES
--------------------------

TUBULAR MEMBRANES FOR DIALYSIS, FILTRATION AND CELL CULTURE

The Company purchases common raw polymers and a variety of casting solvents from several approved suppliers. The Company uses these materials to formulate and manufacture several different kinds of proprietary membranes for specific separation and purification processes in the Life Sciences field. Additionally, the Company purchases commercially available membranes for certain applications from several qualified suppliers. The Company has never experienced any difficulty in obtaining the necessary raw materials and supplies to conduct its business. Many membranes are assembled into housings that are molded from commonly available plastic resins by third party molders using molds owned by the Company. Membranes are often affixed to the housings by means of proprietary potting resins supplied by two independent suppliers that are covered by an industry cooperative disaster recovery plan. The plan allows the suppliers to manufacture the resins in the event of an interruption of supply. Membranes are also pre-assembled into ready-to-use devices or marketed as pre-packaged finished products to research laboratories.

Spectrum is dependent on a limited number of suppliers for hollow fiber membrane products but has not experienced any difficulty in obtaining necessary supplies.

OPERATING ROOM (OR) DISPOSABLES

The principal raw materials used in producing sterile surgical drapes and elastic bandages are yarn, natural latex and plastic film. There are several suppliers in the United States for yarn. The Company is dependent on a limited number of suppliers for plastic film but has not experienced any difficulty in obtaining necessary supplies, and none are presently anticipated.

PATENTS AND TRADEMARKS
----------------------

The Company holds a number of trademark registrations for its products, some of which are closely identified with the Company, such as the Spectra/Por trademark. The Company also owns or licenses numerous issued patents and pending patents that expire at various dates through the year 2019. Some of the Company's patents or patent estates include: hollow fiber syringe tip filter, rapid drug screening, membrane surface modification chemistries, liquid phase separation membranes, apparatus for forming a rolled tubular fabric article, surgical extremity drape and a video camera drape. The Company acquired the rights to the Cellmax trademark and all related patents, including a patent for serum-free production of packaged viral vector. Fundamental core technology is kept as trade secrets. Employees and vendors are covered by non-disclosure agreements.

A finding of invalidity or unenforceability of certain of the Company's patents could have a materially adverse effect on the Company's business.

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

In addition to regulations enforced by the FDA and the CFDB, the Company is also subject to regulations under the Environmental Protection Act, the Occupational Safety and Health Act, and other present and potential supranational, foreign, Federal, state and local regulations. Compliance with any of these has not had a material effect on the capital expenditures, operations or competitive position of the Company to date. The Company operates and adheres voluntarily to the strict provisions of its ISO 9001 certification status.

The Company cannot predict whether future changes in government regulations might increase its cost of conducting business or affect the time required to develop and introduce new products.

DEPENDENCE UPON FEW CUSTOMERS
-----------------------------

The Company does not believe that its business would be adversely affected by the loss of any individual customer or small group of customers. During the 1998 and 1997 fiscal years, two dealers accounted for 10% or more of the Company's total sales which were approximately 17% and 15% in 1998 and 1997, respectively for one dealer, and were approximately 12% in both 1998 and 1997 for another. The Company's sales to dealers are proprietary branded products which would be resourced from other dealers or directly from the Company if a specific dealer or dealers fail to supply the Company's products.

SEASONAL ASPECTS
----------------

The Company's business is not subject to significant seasonal fluctuations in sales.

COMPETITIVE FACTORS
-------------------

The Company's ability to sell its products are subject to competitive factors that include price, quality, timely delivery and competition from companies with greater resources. The Company's membrane and membrane devices compete with AG Technologies, Pall Corporation, Sartorius GMBH, and Millipore Corporation in the laboratory products area. Laboratory products are price and performance competitive with other products for media sterilization. OEM and private label products offer high surface area in compact housings in comparison with competing products. Process products are offered as disposables, single use in competition with traditional tangential flow devices which are cleaned and re-used. Tangential flow products are attractive to users who have critical applications where single use will ensure optimum performance and/or simplify the validation of the process for FDA approval.

OPERATING ROOM (OR) DISPOSABLES

There are distinctly different competitors among its medical disposable product lines. Significant consolidation has taken place recently in the OR Equipment Drape business. The major competitors offering a full line of OR Equipment Drapes include Microtek Medical, Medical Technique Instruments, MTI, Zeiss, Advance Medical Designs and Deka Medical. Each manufacturer has niches in either a specific type of equipment drape or specific accounts with the exception of Microtek which, with over 50% of the market share, is the market leader with a strong presence in all niches and a direct sales force. The Company has been most effective in competing with its Video Camera Drape line particularly on the basis of quality and price. Orthopedic Soft Goods are similarly consolidating but remains very fragmented. Major competitors include Alba, Balfour, Technol and DeRoyal Industries among others. Esmarch Elastic Bandage is produced by a small number of non-medical rubber producers who then sell bulk non-sterile product to medical device firms for packaging and sterilization. As a result, there are numerous competitors distributing Esmarch Bandages but the range of offerings is relatively limited with competition being primarily driven by price.

Companies such as Johnson & Johnson and Baxter Healthcare Corporation dominate the market with products that include surgical extremity drapes as part of an integrated "procedure pack," both custom and standard, for specific types of procedures, (e.g., orthopedic surgery or arthroscopic or cardiovascular surgical cases).

The Company manufactures a rubber elastic bandage that does not require the need for metal clips. Currently, the market is dominated by such competitors as Becton Dickinson, producers of ACE(R) bandages, Johnson & Johnson, producers of Dyna-Flex(R) and Kendall, producers of Tensor(R), all of which have greater resources than the Company.

RESEARCH AND PRODUCT DEVELOPMENT

The Company incurred research and product development expenses of $779,802 in 1998 and $798,673 in 1997. Research and product development functions are particularly important for the Company's future growth.

EMPLOYEES

On January 2, 1999, the Company had 107 employees, of which 70 were in production and manufacturing support, 16 were administrative personnel, 15 were marketing and customer service representatives and 6 were in research and product development. The Company believes it has good relations with its employees.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's executive offices are located at 23022 La Cadena Dr., Laguna Hills, California. All facilities used by the Company are leased, in good condition and are adequate for the Company's present operating requirements. The Company plans to relocate to another facility located in Rancho Dominguez, California in 1999. This facility will replace the Company's present California locations. Production and administrative facilities are located in California and Texas. The Company has a sales and distribution facility in The Netherlands. The Carson and Long Beach, California facilities are owned by the majority shareholder of the Company. Total rent paid in 1998 for these two facilities was approximately $300,000.


Information regarding the Company's major facilities is as follows:

                                                                        Lease           Monthly
      Location                  Principal Usage        Sq. Feet      Term. Date          Rental
-----------------------         ---------------        --------      ----------        ---------

Laguna Hills, CA                Administrative          10,696          12/99          $   7,260
Laguna Hills, CA                Manufacturing            8,830          mo-mo              8,830
Carson, CA                      Manufacturing           33,590          mo-mo             15,000
Long Beach, CA                  Warehouse               15,504          mo-mo              7,752
Dallas, TX                      Manufacturing           20,000          12/99              5,417
Houston, TX                     Manufacturing            9,975          08/03              4,090
Gaithersburg, MD                Laboratory               1,460          01/03              2,050
Breda, The Netherlands          Sales                    1,400          12/99              2,150


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

                1998                           High             Low
                ----                           ----             ---
                First Quarter               $  5             $  1 1/4
                Second Quarter                 4 3/8            1 7/8
                Third Quarter                  4 3/8            1 1/4
                Fourth Quarter                   1/4              1/16

                1997
                ----
                First Quarter                  6 1/4            1 7/8
                Second Quarter                 5                1 7/8
                Third Quarter                  5                1 7/8
                Fourth Quarter                 5                1 7/8

The above market prices, for all quarters prior to the fourth quarter of 1998, have been retroactively adjusted for the 1 for 10 reverse stock split which occurred in September 1998.

No dividends have been declared or paid by the Company since inception. Additionally, the Company's financing agreements with the bank prohibit the payment of dividends without the bank's approval. The Company intends to employ all available funds for development of its business and, accordingly, does not intend to pay cash dividends in the foreseeable future.

As of January 2, 1999, the number of holders of record of the Company's Common Stock was 802.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to the Company and its majority-owned subsidiaries, SLI Acquisition Corp. (SLIAC), Spectrum Europe B.V. (Spectrum B.V.) and Spectrum Chromatography, Inc. (Chromatography).

In September 1998, Spectrum Medical Industries, Inc. (SMI), which formerly owned approximately 80% of the Company, was merged into the Company. As a result, the operating results of all periods presented include the operations of SMI and those of Chromatography, which was formerly a subsidiary of SMI and is now a subsidiary of the Company.

RESULTS OF OPERATIONS - FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997

Sales for 1998 of $12,489,701 were 7% lower than 1997 sales of $13,483,095. The decrease was primarily due to a lower demand in the Asian and European markets and a decrease in medical disposable products in the Canadian market due to competition and reduced demand. Sales for 1998 as compared to 1997 were not significantly affected by changes in selling prices.

Cost of sales as a percentage of sales was 48% for 1998 and 50% for 1997. The improvement in 1998 was primarily attributable to change in product mix, cost reduction efforts and, in 1997, inventory write-downs resulting from product returns due to a quality problem and returns of customized product due to lack of demand. The product line relating to the quality problem was subsequently sold.

Selling and general and administrative expenses were, respectively, 7% and 16% lower in 1998 as compared to 1997 and primarily resulted from decreased personnel and other cost reduction measures.

Compensation expense related to stock options reflects compensation expense resulting from the issuance of stock options to an employee at an exercise price deemed to be below market value.

The decrease in other expense was primarily due to lower interest expense as a result of average lower debt than during the previous year.

The gain on sale of product lines was the result of the sales of the Company's microbiological sampling and transport product line and microscope drapes product line.

The income tax provision as a percentage of income before the tax provision is lower than expected primarily because SMI, prior to its merger into the Company, was an S corporation and, hence, paid no federal income taxes and had a low state income tax rate.

The Company has applied a valuation allowance on its net deferred tax assets which exceeds the recoverability of those assets from estimated future taxable income for the next two years. This valuation allowance could change substantially in future years due to changes in estimates of future taxable income and changes in the components of the deferred tax assets. Accordingly, income taxes as a percentage of income before taxes could vary significantly in future years.

The Company has $4,256,000 of valuation allowance on net deferred tax assets associated with business combinations that if the allowance is revised in the future there will be an adjustment to goodwill recorded in the combinations.

LIQUIDITY AND CAPITAL RESOURCES

In fiscal 1998 the Company generated approximately $890,000 of cash from operating activities. Net income before the non-cash expenses of depreciation, amortization and compensation is the primary source of these cash flows. The trends of decreasing accounts receivable and accounts payable are not likely to continue every year as had been the trend in fiscal 1998 and 1997.

The Company used cash in 1998 and 1997 primarily to buy equipment and other assets which was offset in 1998 with the collection of loans to the majority stockholder and in 1997 with the proceeds from the sale of product lines.

The Company has been using cash to pay down long-term debt. There were distributions to stockholders of SMI as an S corporation that will not continue in the future due to the change in tax status to a C corporation. The Company also sold 267,146 shares of common stock in 1998 for $750,000 to two directors and the majority stockholder.

During 1998, the Company restructured its loan agreement with a bank. The Company is in violation of one covenant in this loan agreement and has obtained a waiver of this violation. The loan agreement prohibits the payment of cash dividends without prior approval. The Company does not intend to pay cash dividends in fiscal 1999.

The Company believes that cash on hand and cash expected to be generated from operations will be sufficient to meet cash requirements for the 1999 fiscal year.

YEAR 2000 MATTERS

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's hardware or computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000. The Company is in the process of converting from existing hardware and accounting software to hardware and software programs that are Year 2000 compliant. Management is of the opinion that the year 2000 issue will not pose significant operational problems for its computer systems. The Company has had formal communications with substantially all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issue. Although the results of these communications did not indicate that any problems were expected, there can be no guarantee that the systems of other companies on which the Company's operations rely will be timely converted and would not have an adverse effect on the Company's ability to obtain products and services from vendors or collect receivables from customers.

The Company will utilize both internal and external resources to reprogram, or replace, and test the software and equipment for Year 2000 modifications and anticipates completing these modifications no later than September 1999. The total cost of the Year 2000 project is estimated at $50,000, is being funded through operating cash flows, and the costs are being expensed as incurred. Approximately $1,000 had been expended as of January 2, 1999.

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

Management is of the opinion that the year 2000 issue will not pose significant operational problems for the Company. However, should these conversions by the Company and by its significant suppliers and customers not be successfully completed on a timely basis, a potential worst-case effect on the Company could be a significant disruption of operations, including, among other things, an inability to obtain materials from vendors, make timely shipments to customers, a temporary inability to process transactions, send invoices to its customers, or engage in similar normal business activities. The Company does not have a contingency back-up plan in case such conversions are not completed on a timely basis.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements in response to this Item are submitted in a separate section of this Report. The Index to the financial statements is as follows:

INDEPENDENTS AUDITORS' REPORTS                                         F-1

FINANCIAL STATEMENTS
    Consolidated balance sheet                                         F-3
    Consolidated statements of income                                  F-4
    Consolidated statements of stockholders' equity                    F-5
    Consolidated statements of cash flows                              F-6
    Notes to consolidated financial statements                         F-7

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

1. On December 17, 1998, the accounting firm of Deloitte & Touche LLP was dismissed as the Company's independent accountant.

2. The accountant's reports for the Company's past two fiscal years did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

3. The decision to change was not recommended or approved by the board of directors.

4. During the Company's two most recent fiscal years and the subsequent interim period preceding the dismissal, there have been no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

5. On December 22, 1998, the firm of McGladrey & Pullen, LLP was engaged as the Company's independent accountant.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors
---------

Named below are directors serving until an Annual Meeting of Shareholders and until their respective successors are elected and qualified.

Name                                        Age      Director Since           Position
----                                        ---      --------------           --------

Roy T. Eddleman                             59       July 30, 1982            Chairman,  CEO & Director

John J. Driscoll, J.D. (1)                  49       July 30, 1982            Secretary & Director

Jack Whitescarver, Ph.D.                    61       April 1, 1985            Director

Thomas V. Girardi, J.D.                     59       January 2, 1999          Director

Jay Henis, Ph.D.                            60       January 2, 1999          Director

Walter J. Lack, J.D.                        51       January 2, 1999          Director

(1)    Audit committee member


Executive Officers of The Company
---------------------------------

Roy T. Eddleman                             59       July 30, 1982            Chairman & CEO

F. Jesus Martinez                           59              ----              President & COO

Malcolm Morrison, Ph.D.                     56              ----              Vice President Operations

Larry D. Womack                             59              ----              Vice President Finance


Business Experience of Directors and Executive Officers
-------------------------------------------------------

Roy T. Eddleman was elected Chairman of the Board and Chief Executive Officer of the Company on July 30, 1982. Mr. Eddleman has been engaged primarily as a private investor and entrepreneur for more than twenty years.

John J. Driscoll has been employed as an attorney in private practice for over eight years.

Jack Whitescarver is the Deputy Director for the Office of AIDS Research at the National Institutes of Health in Bethesda, Maryland and has been there more than seven years.

Thomas Girardi has been employed as an attorney in private practice for over twenty years.

Jay Henis is a practicing scientist and for eight years has been President and CEO of Henis Technologies, Inc. He is also President and CEO of Orex Pharmaceuticals.

Walter Lack has been employed as an attorney in private practice for over twenty years. Walter Lack is also a Director of HCCH Insurance Holdings, Inc. and Microvision, Inc.

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

Dr. Malcolm Morrison has been employed by the Company since January 1985. Prior to becoming Vice President Operations in October, 1998, he was Director of Quality Assurance and Regulatory Affairs. From 1985 to September 1998, Dr. Morrison was Manager of Quality Assurance and Regulatory Affairs.

Larry Womack joined the Company as Controller in June 1997 and became Vice President Finance and Chief Financial Officer in February, 1999. He was formerly employed, for four years, by Unique Stamping & Coating, Inc. and was Vice President Finance.

There are no family relationships between any of the Company's directors and officers. There are no arrangements or understandings between any director and any other person pursuant to which any person was elected or nominated as a director.

The Company had no pension, retirement, annuity, savings or similar benefit plans in 1998. Directors are not compensated for their services on the Company's Board of Directors.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the annual compensation paid and accrued by the Company during its last three fiscal years to executive officers who were paid in excess of $100,000 including cash and issuance of securities:



                                    ANNUAL COMPENSATION                 LONG TERM COMPENSATION
                             ---------------------------------     --------------------------------
                                                                    RESTRICTED    STOCK
NAME AND POSITION            YEAR        SALARY          BONUS     STOCK AWARDS  OPTIONS #     LTIP       ALL OTHER(2)
-----------------            ----        --------        -----     ------------  ---------     ----       ------------
Roy T. Eddleman              1998        $160,000                                                         $ 560,951
Chief Executive Officer      1997        $160,000                                                           616,960
                             1996        $160,000      $75,000                                              582,000

F. Jesus Martinez            1998        $145,000                                   265,599
President                    1997        $145,000      $61,751 (1)
                             1996        $145,000      $55,000

(1) Includes a payment of $13,626 which was made in connection with the sale of Microgon, Inc. to the Company.

(2) Consulting fees for services rendered in connection with product design and royalties of 7% on sales of certain products, as follows:

               Year           Consulting          Royalties
               ----           ----------          ---------
               1998           $ 211,500           $ 349,451
               1997             282,000             334,960
               1996             282,000             300,000


The following table sets forth stock options granted to executive officers of the Company during the year ended January 2, 1999:


                               No. of Securities      Percent of       Exercise     Expiration
     Name                     Underlying Options     Total Options      Price          Date
-----------------             ------------------     -------------     --------     -----------
F. Jesus Martinez                   265,599              68.9%          $1.20        08/10/09
President


The following table sets forth information relating to stock options held by the Company's executive officers as of January 2, 1999:


                            Number of Securities Underlying       Value of Unexercised
                                 Unexercised Options              In-the-Money Options
     Name                      Exercisable/Unexercisable        Exercisable/Unexercisable
-----------------           -------------------------------     -------------------------
F. Jesus Martinez                    174,863/90,736                  $217,000/$113,000
President


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock at January 2, 1999 by (i) all persons known by management to be beneficial owners of more than 5% of its Common Stock,
(ii) all nominees for directors and (iii) all officers and nominees for directors of the Company as a group:


                                                Amount and Nature              Percent
     Name and Address                        of Beneficial Ownership (1)       of Class
-------------------------------              ---------------------------       ---------

Roy T. Eddleman                                      4,320,128                   81.3
23022 La Cadena Drive
Laguna Hills, CA  92653

Thomas V. Girardi, J.D.                                800,002                   15.1
1126 Wilshire Blvd.
Los Angeles, CA  90017

John J. Driscoll, J.D.                                   3,750 (A)                 .1
One Chase Manhattan Plaza
New York, NY  10005

Jack Whitescarver, Ph.D.                                 2,500 (A)                -
4301 Massachusetts Ave. NW #6002
Washington, D.C.  20016

Jay Henis, Ph.D.                                         2,500 (A)                -
501 Marford Drive
St. Louis, MO  63141

Walter J. Lack, J.D.                                   102,323                    1.9
10100 Santa Monica Blvd.
Los Angeles, CA  90067

F. Jesus Martinez                                      181,503 (A)                3.3
23022 La Cadena Drive
Laguna Hills, CA  92653

All directors and officers as a                      5,412,706 (B)               98.4
   group (9 in number)


(1) All amounts are amounts of ownership of common stock of the Company unless otherwise indicated

(A)  Entire amount is amount of exercisable stock options

(B)  Includes 190,253 exercisable stock options

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         The Company had transactions with related parties as follows:


                                                                        1998       1997
        Expenses (income) related to transactions with the
          Company's majority shareholder:
             Rental of facilities owned by the shareholder (1)        $300,748   $467,207
             Royalties (2)                                             349,451    334,960
             Consulting services (3)                                   211,500    282,000
             Interest income on advances (4)                           (18,444)   (21,909)
        Expenses for legal services to a firm which
          employs a member of the Board of Directors                    40,000     63,986

The majority shareholder has personally guaranteed the Company's bank loan up to $3,100,000.

(1)  See Item 2 - Description of Property

(2)  7% fee on sales of certain products by the Company

(3) $23,000 per month. Charge for consulting services was terminated in September 1998.

(4)  4% interest charges on outstanding balance

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
------------

Exhibit No.                         Description

3.1 Articles of Incorporation of Registrant (incorporated by reference to Exhibit 4.1 filed with Registrant's Registration Statement on Form S-2, Registration No. 2-68999)

3.2 Amendment to Article I of the Articles of Incorporation of Registrant (incorporated by reference to Exhibit 3.2 filed with Registrant's Report on Form 10-K for the fiscal year ended December 31, 1982, Commission File No. 0-9478)

3.3 Bylaws of Registrant (incorporated by reference to Exhibit 4.2 filed with Registrant's Registration Statement on Form S-2, Registration No. 2-68999)

3.4 Amendment to Article III, section 2 of Registrant's Bylaws (incorporated by reference to Exhibit 3.3 filed with Registrant's Report on Form 10-K for the fiscal year ended May 31, 1982, Commission File No. 0-9478)

3.5 Amendment to Article IV, Section 6 and Section 7 of the Registrant's Bylaws (incorporated by reference to Exhibit 3.4 filed with Registrant's Report on Form 10-K for the fiscal year ended May 31, 1982, Commission File No. 0-9478)

3.6 Articles of Amendment to Registrant's Articles of Incorporation increasing authorized stock to 25,000,000 shares (incorporated by reference to Registrant's Schedule 14C-2 Information Statement, Exhibit A, filed with the Commission on October 19, 1996, Commission File No. 0-9478)

3.7 Certificate of Ownership of Microgon into Spectrum Laboratories (incorporated by reference to Exhibit 2B to the Registrant's Form 8-K/A on October 15, 1996, Commission File No. 0-9478)

10.1 Agreement for Sale of Assets dated as of August 1, 1982 between Registrant and Glenco Scientific, Inc. (incorporated by reference to Exhibit 10.7 filed with Registrant's report on form 10-K for the fiscal year ended December 31, 1982, Commission File No. 0-9478)

10.2 Agreement for Sale of Assets dated as of August 1, 1982 between Registrant and Spectrum Medical, Inc. (incorporated by reference to Exhibit 10.8 filed with Registrant's Report on Form 10-K for the fiscal year ended December 31, 1982, Commission File No. 0-9478)

10.3 Agreement for Sale of Assets dated as of July 1, 1983 between the Registrant and all the shareholders of Innometrics, Inc. (incorporated by reference to Exhibit 10.8 filed with Registrant's Report on Form 10-K for the fiscal year ended December 31, 1983, Commission File No. 0-9478)

10.4 Agreement and Plan of Reorganization dated March 31, 1983 between the Registrant and all the shareholder of Innometrics, Inc. (incorporated by reference to Exhibit 10.8 filed with Registrant's Report on Form 10-K for the fiscal year ended December 31, 1983, Commission File No. 0-9478)

10.5 Sublease dated September 15, 1982, between Registrant and Glenco Scientific, Inc. for facilities at 15413 Vantage Parkway East, Houston, Texas (incorporated by reference to Exhibit filed with Registrant's Report on Form 10-K for the fiscal year ended December 31, 1983, Commission File No. 0-9478)

10.6 Registrants Stock Compensation Plan (incorporated by reference to Exhibit 10.11 filed with Registrant's Report on Form 10-K for the fiscal year ended December 31, 1983, Commission File No. 0-9478)

10.7 Registrant's 1982 Stock Option Plan (incorporated by reference to Exhibit 10.12 filed with Registrant's Report on Form 10-K for the fiscal year ended December 31, 1983, Commission File No. 0-9478)

10.8 Purchase Agreement dated as of July 21, 1983 between Registrant and Biotic Technologies, Inc. (incorporated by reference to Exhibit 10.13 filed with Registrants Report on Form 10-K for the fiscal year ended December 31, 1983, Commission File No. 0-9478)

10.9 Closing Agreement dated as of October 26, 1983 between Registrant, Arden A. Kelton and Environmental Diagnostics, Inc. (incorporated by reference to Exhibit 10.14 with Registrant's Report on Form 10-K for the fiscal year ended December 31, 1983, Commission File No. 0-9478)

10.10 Evaluation and Option Agreement dated August 17, 1984 between Registrant and Instrumentation Laboratories, Inc. (incorporated by reference to Exhibit 10.10 filed with Registrant's Report on Form 10-K for the fiscal year ended December 31, 1984, Commission File No. 0-9478)

10.11 Amendment to Investment and Loan Agreement dated August 1, 1995 among the Company, Microgon and certain preferred shareholders of Microgon (incorporated by reference to Exhibit 2A to the Registrant's Form 8K/A filed on October 15, 1995, Commission File No. 0-9478)

10.12 Stock Option Plan adopted October 11, 1996 (incorporated by reference to Exhibit B to Registrant's filing of Schedule 14-2, filed with the Commission on October 9, 1996)

10.13 City National Bank loan agreement dated as of February 28, 1997, between Registrant, Spectrum Medical Industries, Inc., and City National Bank (incorporated by reference to Exhibit
                  10.13 filed with Registrant's report on Form 10-KSB for fiscal year ended December 31, 1996, Commission File No. 0-9478)

10.14 Registrant's purchase agreement of Cellco, Inc. (incorporated by reference to Exhibit 10.14 with Registrant's Form 8-K dated November 1, 1996, Commission File No. 0-9478)

10.15 First amendment, dated October 10, 1997, to the City National Bank loan agreement dated as of February 28, 1997, between Registrant, Spectrum Medical Industries, Inc., and City National Bank (incorporated by reference to Exhibit 10.15 filed with Registrant's report on Form 10-KSB for fiscal year ended January 3, 1998, Commission File No. 0-9478)

10.16 Second amendment, dated May 7, 1998, to the City National Bank loan agreement dated as of February 28, 1997, between Registrant, Spectrum Medical Industries, Inc., and City National Bank (incorporated by reference to Exhibit 10.16 filed with Registrant's report on Form 10-KSB for fiscal year ended January 3, 1998, Commission File No. 0-9478)

10.17 Third amendment, dated July 17, 1998, to the City National Bank loan agreement dated as of February 28, 1997, between Registrant, Spectrum Medical Industries, Inc., and City National Bank

10.18 Credit agreement, dated as of December 22, 1998, between Registrant and City National Bank

10.19 Incentive Agreement dated August 10, 1998, between Spectrum Medical Industries, Inc., the Registrant and F. Jesus Martinez and Roy T. Eddleman

16                Letter on change in certifying accountant

21                Subsidiaries of the Registrant

27                Financial Data Schedule for the year ended January 2, 1999


(b) Reports on 8-K
------------------

Reports on Form 8-K filed during the quarter ended January 2, 1999 were as follows:

          Items Reported                                        Date of Report
-------------------------------------------                    ----------------
Merger of Spectrum Medical Industries, Inc.
   into Spectrum Laboratories, Inc.                            October 30, 1998

Dismissal of Company's former independent
   accountant                                                  December 17, 1998

Letter from former independent accountant
   indicating agreement with comments made
   by the Company regarding dismissal                          December 17, 1998

Engagement of Company's new independent
   accountant                                                  December 22, 1998

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 21, 1999.

SPECTRUM LABORATORIES, INC.


By:  /s/  Roy T. Eddleman
    ---------------------------------
Roy T. Eddleman
Chairman and Chief Executive Officer



By:  /s/  John J. Driscoll
    ---------------------------------
John J. Driscoll
Director



By:  /s/  Jay Henis
    ---------------------------------
Jay Henis
Director



By:  /s/  Jack Whitescarver
    ---------------------------------
Jack Whitescarver
Director



By:  /s/  F. Jesus Martinez
    ---------------------------------
F. Jesus Martinez
President and Chief Operating Officer



By:  /s/  Larry D. Womack
    ---------------------------------
Larry D. Womack
Vice President Finance,
Chief Financial Officer

                           SPECTRUM LABORATORIES, INC.


                        CONSOLIDATED FINANCIAL STATEMENTS



                                 JANUARY 2, 1999

                                 C O N T E N T S

                                                                            Page
--------------------------------------------------------------------------------
INDEPENDENT AUDITORS' REPORTS                                                F-1
--------------------------------------------------------------------------------

FINANCIAL STATEMENTS
   Consolidated balance sheet                                                F-3
   Consolidated statements of income                                         F-4
   Consolidated statements of stockholders' equity                           F-5
   Consolidated statements of cash flows                                     F-6
   Notes to consolidated financial statements                                F-7
--------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Spectrum Laboratories, Inc.
Laguna Hills, California


We have audited the accompanying consolidated balance sheet of Spectrum Laboratories, Inc. and subsidiaries as of January 2, 1999 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spectrum Laboratories, Inc. and subsidiaries as of January 2, 1999 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



McGladrey & Pullen, LLP

Anaheim, California
March 17, 1999, except for Note 5
  which is dated April 19, 1999

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Spectrum Laboratories, Inc.
Irvine, California

We have audited the accompanying consolidated statements of income, shareholders' equity, and cash flows of Spectrum Laboratories, Inc. and subsidiaries (Note 1) (the Company) for the year ended January 3, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, Spectrum Laboratories, Inc. and subsidiaries' results of their consolidated operations and their consolidated cash flows for the year ended January 3, 1998, in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Costa Mesa, California
March 27, 1998
   (April 19, 1999, as to the caption Reorganization in Note 1)


SPECTRUM LABORATORIES, INC.

CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------------------

                                                                                 JANUARY 2,
ASSETS                                                                              1999
                                                                                ------------
CURRENT ASSETS:
  Cash and cash equivalents                                                     $   855,000
  Accounts receivable, less allowance for doubtful accounts of $125,000           1,519,000
  Inventories                                                                     1,696,000
  Prepaid expenses                                                                  123,000
  Deferred taxes                                                                    377,000
                                                                                ------------
        Total current assets                                                      4,570,000

EQUIPMENT AND LEASEHOLD IMPROVEMENTS                                              2,233,000

GOODWILL, net of accumulated amortization of $558,000                             2,699,000

OTHER ASSETS                                                                        406,000
                                                                                ------------
        Total assets                                                            $ 9,908,000
                                                                                ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt                                          $ 1,047,000
  Accounts payable                                                                  767,000
  Accrued expenses and other current liabilities:
  Compensation                                                                      274,000
  Other                                                                             507,000
                                                                                ------------
        Total current liabilities                                                 2,595,000
                                                                                ------------

LONG-TERM DEBT, net of current maturities                                         1,620,000
                                                                                ------------

MINORITY INTEREST                                                                 2,000,000
                                                                                ------------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 25,000,000 shares authorized;
    5,311,968 shares issued and outstanding                                          53,000
  Preferred stock, par value $.01; 10,000,000 shares authorized;
    none issued or outstanding                                                            -
  Additional paid-in capital                                                      8,016,000
  Accumulated deficit                                                            (4,376,000)
                                                                                ------------
        Total stockholders' equity                                                3,693,000
                                                                                ------------

        Total liabilities and stockholders' equity                              $ 9,908,000
                                                                                ============



See notes to consolidated financial statements.


SPECTRUM LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF INCOME
---------------------------------------------------------------------------------------

                                                               FISCAL YEARS ENDED
                                                        -------------------------------
                                                            1998              1997
                                                        --------------   --------------
NET SALES                                               $  12,490,000    $  13,483,095
                                                        --------------   --------------

COSTS AND EXPENSES
  Cost of sales                                             6,021,000        6,749,703
  Selling                                                   1,772,000        1,899,221
  General and administrative                                3,337,000        3,988,283
  Research and development                                    780,000          798,673
  Compensation expense related to stock options               217,000                -
  Other expense, primarily interest                           251,000          332,003
                                                        --------------   --------------
        Total costs and expenses                           12,378,000       13,767,883
                                                        --------------   --------------

Gain on the sales of product lines                                  -          803,059
                                                        --------------   --------------

        Income before provision for income taxes              112,000          518,271

Provision for income taxes                                     14,000           61,399
                                                        --------------   --------------

        Net income                                      $      98,000    $     456,872
                                                        ==============   ==============

Earnings per share
  Basic                                                 $        0.02    $        0.09
                                                        ==============   ==============
  Diluted                                               $        0.02    $        0.09
                                                        ==============   ==============

Weighted average shares outstanding:
   Basic                                                    4,928,790        4,815,458
                                                        ==============   ==============
   Diluted                                                  4,985,158        4,921,570
                                                        ==============   ==============


See notes to consolidated financial statements.


SPECTRUM LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                        Accumulated
                                    Compre-          Common stock        Additional                     other com-
                                    hensive     ----------------------     paid-in       Accumulated    prehensive
                                     income       Shares       Amount      capital         deficit      income(loss)        Total
                                    ----------  -----------  ---------   ------------   -------------   ------------   ------------
Balance, January 1, 1997                         4,815,458   $ 48,155    $ 3,766,630    $ (1,055,849)   $   (37,918)   $ 2,721,018

Comprehensive income:
  Net income                        $ 456,872            -          -              -         456,872              -        456,872

  Foreign currency
    translation loss                   (1,067)           -          -              -               -         (1,067)        (1,067)
                                    ----------

Comprehensive income                $ 455,805
                                    ==========

Distributions to
  stockholders                                           -          -         30,634        (437,634)             -       (407,000)
                                                -----------  ---------   ------------   -------------   ------------   ------------
Balance, January 3, 1998                         4,815,458     48,155      3,797,264      (1,036,611)       (38,985)     2,769,823

Comprehensive income:
   Net income                       $  98,000            -          -              -          98,000              -         98,000


  Foreign currency
    translation gain, net
    of reclassification
    adjustment                         38,985            -          -              -               -         38,985         38,985
                                    ----------

Comprehensive income                $ 136,985
                                    ==========

Stock issued for cash                              267,146      2,645        747,355               -              -        750,000

Stock issued in exchange
  for debt and accrued
  interest                                         229,364      2,200        709,000               -              -        711,200

Compensation expense
  related to stock options                               -          -        217,000               -              -        217,000

Cash distributions to
  stockholders                                           -          -         72,381        (964,389)             -       (892,008)

Distributions to
  stockholders                                           -          -      2,473,000      (2,473,000)             -              -
                                                -----------  ---------   ------------   -------------   ------------   ------------

Balance, January 2, 1999                         5,311,968   $ 53,000    $ 8,016,000    $ (4,376,000)   $         -    $ 3,693,000
                                                ===========  =========   ============   =============   ============   ============



See notes to consolidated financial statements.



SPECTRUM LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------

                                                                      FISCAL YEARS ENDED
                                                                -------------------------------
                                                                    1998             1997
                                                                --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $      98,000    $     456,872
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization                                       714,000          629,064
  Gain on sale of product lines                                             -         (803,059)
  Noncash compensation                                                217,000                -
  Change in assets and liabilities:
    Decrease in accounts receivable                                    80,000          311,288
    (Increase) decrease in inventories                               (183,000)         428,777
    Decrease in prepaid expenses                                       43,000            8,732
    Decrease in other assets                                                -            4,040
    (Decrease) in accounts payable                                   (253,000)        (174,299)
    Increase (decrease) in accrued expenses                           156,000         (274,385)
    Other                                                              20,000          (26,969)
                                                                --------------   --------------

        Net cash provided by operating activities                     892,000          560,061
                                                                --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment and leasehold improvements                  (407,000)        (205,605)
Increase in other assets                                             (200,000)               -
Repayment of (advances to) stockholder receivable                     306,000          (21,910)
Proceeds from sale of product lines                                         -        1,097,400
                                                                --------------   --------------

        Net cash provided by (used in) investing activities          (301,000)         869,885
                                                                --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of long-term debt                          275,000        4,076,000
Proceeds from the sale of common stock                                750,000                -
Principal payments of long-term debt                               (1,003,515)      (4,569,485)
Distributions to stockholders                                        (892,008)        (407,000)
                                                                --------------   --------------

        Net cash (used in) financing activities                      (870,523)        (900,485)
                                                                --------------   --------------

        Net increase (decrease) in cash and cash equivalents         (279,523)         529,461

Cash and cash equivalents
  Beginning of year                                                 1,134,523          605,062
                                                                --------------   --------------

  End of year                                                   $     855,000        1,134,523
                                                                ==============   ==============


See notes to consolidated financial statements.

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          NATURE OF OPERATIONS AND BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Spectrum Laboratories, Inc. (Spectrum) and its subsidiaries (collectively, the Company), SLI Acquisition Corp. (SLIAC), Spectrum Europe B.V. (Spectrum B.V.) and Spectrum Chromatography (Chromatography). The Company is engaged primarily in the manufacture and sale of medical laboratory equipment and supplies and disposable products. All products are for sale primarily to the pharmaceutical biotechnology and medical industries.

          REORGANIZATION - On September 30, 1998, Spectrum Medical Industries, Inc. (Medical), which formerly owned 79.9% of Spectrum Laboratories, Inc. merged with Spectrum Laboratories, Inc. which will continue as the legal successor. The merger is a combination of two companies under common control and has been accounted for in a manner similar to a pooling of interests. The consolidated financial statements of Spectrum Laboratories, Inc. for the year ended January 3, 1998 are those of Spectrum Medical Industries, Inc. and subsidiaries and have been restated to reflect the effects of the merger with Spectrum Laboratories, Inc., which were not material to such consolidated financial statements. In connection with this reorganization, Medical distributed its 79.9% ownership in Spectrum, 1,013,543 shares, to the stockholders of Medical and the Company effected a one-for-ten reverse stock split and reincorporated in Delaware. This reverse stock split has been accounted for as if it occurred as of the beginning of the earliest year presented in these consolidated financial statements. Accordingly, stock options and corresponding exercise prices have been adjusted to reflect the reverse split.

          FISCAL YEAR - The Company's fiscal year ends on the Saturday nearest December 31. The years ended January 2, 1999 (fiscal year 1998) and January 3, 1998 (fiscal year 1997) both consist of approximately 52 weeks.

          PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Spectrum and its wholly owned subsidiaries and majority-owned subsidiary, SLIAC. All intercompany balances and transactions have been eliminated in consolidation.

          USE OF ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting years. Actual results could differ from those estimates.

          CREDIT RISK - The Company sells its products nationally and internationally, primarily through distributors to medical equipment and medical supply companies. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses.

          CASH AND CASH EQUIVALENTS - The Company classifies all highly liquid investments with original maturities of 90 days or less at the time of purchase as cash and cash equivalents. The Company, periodically throughout the year, has amounts on deposit that exceed the insured limits.

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          INVENTORIES - Inventories are stated at the lower of cost (using the first-in first-out method) or market value.

          EQUIPMENT AND LEASEHOLD IMPROVEMENTS - Furniture, equipment and leasehold improvements are recorded at cost, net of accumulated depreciation and amortization. Depreciation of equipment is provided using the straight-line method over the estimated useful lives (generally five years) of the respective assets. Leasehold improvements are amortized on a straight-line basis over the lesser of the lease term or the estimated useful life of the asset. Amortization of leasehold improvements is included with depreciation expense. No depreciation is being provided for the artwork, which is carried at its historical cost.

          GOODWILL - Goodwill represents the excess of the purchase price over the fair value of net assets acquired resulting from prior acquisitions and is amortized on a straight-line basis over lives up to 20 years. The Company evaluates the recoverability of goodwill annually by comparing undiscounted expected future cash flows from the related operations to the carrying value of goodwill.

          DETERMINING IMPAIRMENT ON LONG-LIVED ASSETS - The Company recognizes impairment losses for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. There was no impairment of the value of such assets for the fiscal years 1998 or 1997.

          INCOME TAXES - Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

          EARNINGS PER SHARE - Basic earnings per share is computed by dividing the net income attributable to the common stockholders by the weighted average number of common shares outstanding during the period. There is no adjustment in the net income attributable to common stockholders. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options (56,368 and 106,112 shares in the fiscal years 1998 and 1997, respectively). During 1998 4,864 options were excluded from diluted common shares as they were antidilutive.

          REVENUE RECOGNITION - The Company records revenue at the time the related products are shipped.

          PRODUCT RETURNS AND WARRANTIES - The Company records a provision for estimated product returns and warranties at the time the revenue is recognized.

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          RESEARCH AND DEVELOPMENT - The Company expenses research and development costs as incurred.

          ADVERTISING COSTS - Costs associated with advertising and promoting products are expensed as incurred. Advertising and promotion expense was approximately $68,000 and $147,000 during fiscal years 1998 and 1997.

          REMEASUREMENT OF FOREIGN CURRENCIES - Monetary assets and liabilities of Spectrum B.V. are remeasured into U.S. dollars at year-end exchange rates and nonmonetary assets and stockholders' equity are remeasured using historical rates of exchange. Income and expenses are remeasured at average rates during the respective years. The functional currency of this subsidiary is the U.S. dollar; therefore, remeasurement gains or losses are included in income. Remeasurement gains (losses) included in fiscal years 1998 and 1997 were ($31,000) and $0, respectively.

          FAIR VALUE OF FINANCIAL INSTRUMENTS - Management believes that the carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short maturity of these financial instruments. Long-term debt bears interest at a rate indexed to the prime rate and, therefore, management believes the carrying amount of the outstanding borrowings at January 2, 1999 and January 3, 1998 approximates fair market value.

          ACCOUNTING FOR STOCK-BASED COMPENSATION - The Company accounts for stock-based employee compensation under the requirements of Accounting Principles Board (APB) Opinion No. 25, which does not require compensation to be recorded if the consideration to be received is at least equal to fair value at the measurement date. Nonemployee stock-based transactions are accounted for under the requirements of the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which requires compensation to be recorded based on the fair value of the securities issued or the services received, whichever is more reliably measurable.

          SEGMENT INFORMATION - Effective January 4, 1998, the Company adopted FASB Statement No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. Statement No. 131 superseded FASB Statement No. 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE. Statement No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected financial information about operating segments in interim financial reports. Statement No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of Statement No. 131 did not affect results of operations or financial position, but did affect the disclosure of product information.

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2.   INVENTORIES

          Inventories consist of the following at January 2, 1999:



          Raw materials                           $    962,000
          Work in process                               26,000
          Finished goods                               708,000
                                                  -------------

          Total                                   $  1,696,000
                                                  =============


NOTE 3.   EQUIPMENT AND LEASEHOLD IMPROVEMENTS

          Equipment and leasehold improvements consist of the following at January 2, 1999:



          Machinery, equipment and tooling                     $  5,085,000
          Office furniture and equipment                          1,605,000
          Artwork, at cost                                          974,000
          Leasehold improvements                                  1,342,000
                                                               -------------

                                                                  9,006,000
          Less accumulated depreciation and amortization         (6,773,000)
                                                               -------------

           Total                                               $  2,233,000
                                                               =============


          Depreciation and amortization expense of equipment and leasehold improvements for fiscal years 1998 and 1997 was $424,000 and $433,610, respectively.

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4.   INCOME TAXES

          The Company's provision for income taxes consists of the following:



                                                       1998             1997
                                                   -------------   -------------

          Current:
            Federal                                $          -    $     25,000
            State                                       (14,000)         44,520
            Foreign                                      28,000          (8,121)
                                                   -------------   -------------
                                                         14,000          61,399

          Deferred:
            Federal                                           -               -
            State                                             -               -
                                                   -------------   -------------
                                                   $     14,000    $     61,399
                                                   =============   =============


          The reported provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 35% to the consolidated income before provision for income taxes as follows:



                                                            1998            1997
                                                        -------------   -------------
          Statutory federal income tax provision        $     39,000    $    181,395
          Nondeductible amortization of intangibles           75,000          54,784
          State income taxes, net                             23,000          32,991
          S corporation income exclusion                    (308,000)       (226,357)
          Change in valuation allowance                      183,000          53,852
          Tax rate benefit                                         -         (39,902)
          Other                                                2,000           4,636
                                                        -------------   -------------

          Income tax provision                          $     14,000    $     61,399
                                                        =============   =============

          Medical, with the consent of its stockholders, had previously elected to be taxed under sections of the federal and California income tax laws which provide that, in lieu of corporate income taxes, the stockholders separately account for their pro-rata share of the Company's items of income, deductions, losses and credits. No significant effect on deferred taxes resulted following the merger and dissolution of Medical.

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4.   INCOME TAXES (Continued)


          The components of the Company's net deferred income tax assets as of January 2, 1999 are as follows:



          State income taxes                                        $    10,000
          Equipment and leasehold improvements                          254,000
          Intangibles                                                   570,000
          Compensation relating to nonqualified stock options            87,000
          Reserves not currently deductible                             277,000
          Operating loss carryforwards                                3,366,000
          Other                                                          69,000
                                                                    ------------
                                                                      4,633,000
          Valuation allowance                                        (4,256,000)
                                                                    ------------

          Net deferred tax assets                                   $   377,000
                                                                    ============


          The Company's valuation allowance of $4,256,000 at January 2, 1999 results from the uncertainty of the Company's ability to utilize net operating loss and tax credit carryforwards to reduce future taxes.

          At January 2, 1999, the Company had net operating loss carryforwards for federal income tax purposes available to offset future taxable income. Certain of these loss carryforwards are available to offset separate taxable income of one of the companies and are limited to approximately $298,000 of that entity's income annually. Any unused net operating loss is carried forward. As a result of the limitation, it is possible that more than $5,000,000 of the entity's net operating loss may expire utilization. Loss carryforwards for tax purposes expire in amounts and by fiscal year as follows: 1999 $696,000; 2000 $141,000; 2001 $250,000; 2002 $0; 2003 $0; 2004 $909,000; 2005
          $2,279,000; 2006 $2,836,000; 2007 $1,821,000; 2008 $274,000; 2009 $0;
          2010 $230,000; 2011 $0; 2012 $163,000; 2018 $300,000 (total
          $9,899,000). The Company also has net operating loss carryforwards for state purposes which expire in amounts and by fiscal year as follows:
          2000 $49,000 and 2002 $6,000 (total $55,000).

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5.   LONG-TERM DEBT



          At January 2, 1999, the Company has a credit agreement with a bank which provides for two term loans. One of the term loans has an outstanding balance at January 2, 1999 of $2,340,000, bears interest subject to the bank's yield maintenance agreement (9.14% at January 2, 1999) and requires monthly principal installments of $60,000 plus interest through March 1, 2002, when all principal and interest is due. The other term loan has an outstanding balance at January 2, 1999 of $327,000, bears interest at prime plus .25% (8.0% at January 2, 1999) and requires monthly principal installments of $8,530 plus interest through June 1, 1999, when all principal and interest is due. The agreement is secured by substantially all assets, requires maintenance of a time deposit of $100,000, and is personally guaranteed by the majority stockholder up to $3,100,000. The agreement also requires the maintenance of certain financial and nonfinancial loan covenants. The Company was in violation of one such covenant at January 2, 1999, which was waived by the bank on April 19, 1999. Future maturities of long-term debt by fiscal year are as follows:
          1999 $1,047,000; 2000 $720,000; 2001 $720,000; and 2002 $180,000.




NOTE 6.   STOCK OPTION PLAN

          The Company has a stock option plan that provides for issuance of options to purchase up to 200,000 shares of its common stock. The plan provides for the granting of options to qualified employees and consultants of the Company at prices that are not less than the fair market value of the shares as of the date of grant. The options become exercisable as specified in the plan, expire not more than ten years from the date of grant and become exercisable over a four-year period (25% per year). No options have been exercised to date. In addition, during 1998, the Company granted nonqualified stock options to purchase 5% of the outstanding stock to an officer at $1.20 per share. At the date of grant, 60% of these options vested immediately and the remaining 40% vest over two to four years.

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6.   STOCK OPTION PLAN (Continued)



          A summary of the status of the plan and the nonqualified options and changes during fiscal years ended 1998 and 1997 is as follows:


                                                                                     Weighted
                                                                                     average
                                                                        Number of    exercise
                                                                          shares       price
                                                                       ------------   -------

          OUTSTANDING, December 31, 1996                                    92,800    $ 3.20
            Granted (weighted average fair value of $1.10)                  37,800      2.10
            Terminated                                                     (32,400)     2.60
                                                                       ------------   -------

          OUTSTANDING, January 3, 1998                                      98,200      2.90
            Granted at fair value (weighted average fair value
              of $1.36)                                                     70,050      2.13
            Granted below fair value (weighted average fair
              value of $2.09)                                              265,599      1.20
            Terminated                                                     (48,600)     2.80
                                                                       ------------   -------
          OUTSTANDING, January 2, 1999                                     385,249    $ 1.60
                                                                       ============   =======



          At January 2, 1999, 80,350 shares were available for future grants under the plan.

          A further summary of options outstanding at January 2, 1999 is as follows:

                                                     Weighted
                                                      average
                                         Weighted    remaining                 Weighted
                                         average    contractual                average
             Range of        Number      exercise     life in       Number     exercise
          exercise prices   of options    price        years      of options     price
          ---------------   ----------   --------   -----------   ----------   --------

           $ 1.20             265,599    $  1.20          -         174,863    $  1.20
             2.44              50,000       2.44        4.20             -        2.44
             3.20              24,700       3.20        7.00         18,525       3.20
             4.37               5,000       4.37        7.00          2,500       4.37
             2.80               1,500       2.80        7.75            750       2.80
             7.50                 600       7.50        7.75            300       7.50
             1.87 to $ 2.20    18,600       2.15        7.79          7,375       2.15
             2.50               1,000       2.50        8.25              -       2.50
             1.25              18,250       1.25        8.75              -       1.25
                              -------                               -------

                              385,249                               204,313
                              =======                               =======


SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6.   STOCK OPTION PLAN (Continued)


          SFAS No. 123 requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal year 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options with vesting restrictions which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated value. The Company's calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions: expected life, 48 months following complete vesting; stock volatility, ranging up to 115% in 1998 and 92% in 1997; risk-free interest rates ranging from 4.9% to 5.6% in 1998 and 5.8% in 1997; and no dividends expected term.

          The calculations are based on a single-option valuation approach and forfeitures are recognized as they occur. If the computed fair value of awards had been amortized to expense over the vesting period of the awards, pro forma net income (loss) of the Company would have been approximately ($77,000) [($0.02) per basic and diluted share] in fiscal year 1998 and $390,000 ($.08 per basic and diluted share) in fiscal year 1997. The effects of applying SFAS No. 123 are not indicative of future amounts since, among other reasons, the requirements of the Statement have been applied only to options granted after December 15, 1994.



NOTE 7.   RELATED PARTY TRANSACTIONS

          ADVANCES TO MAJORITY STOCKHOLDER - Advances to the majority stockholder consisted of unsecured cash advances. These advances bore interest at 4%. Interest income of $18,000 and $21,909 was earned on the advances during 1999 and 1998, respectively. These advances were repaid during 1999.

          ROYALTY AGREEMENT - The Company is committed under a royalty agreement to pay the majority stockholder royalties of 7% of the net sales of certain products, as defined through the life of the defined products. During 1998 and 1997, the Company incurred royalty expenses of $349,000 and $334,960, respectively, under this agreement.

          CONSULTING AGREEMENT - The Company is committed under a consulting agreement to pay the majority stockholder consulting fees for services rendered in connection with product design and development. During 1998 and 1997, the Company incurred expenses of $212,000 and $282,000, respectively, under this agreement.

          LEASES - The Company leases office, manufacturing and warehouse facilities from the majority stockholder under operating leases which were to expire on various dates through 2008. The majority stockholder and the Company have canceled these leases and the Company is now leasing them on a month-to-month basis. Rent expense under these leases was $301,000 and $314,785 in 1998 and 1997, respectively.

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7.   RELATED PARTY TRANSACTIONS (Continued)

          LEGAL SERVICES - During 1998 and 1997, the Company incurred expenses of $40,000 and $63,968, respectively, for legal services to a firm which employs a member of the Board of Directors.



NOTE 8.   COMMITMENTS AND RENT EXPENSE

          LEASE COMMITMENTS AND RENT EXPENSE - The Company is obligated under the terms of various operating lease agreements for manufacturing, warehouse and office facilities. Certain of these leases provide for rent escalation adjustments. Rent expense, including amounts paid to the majority stockholder, was $649,000 and $651,700 in fiscal years 1998 and 1997, respectively. Minimum future rental payments under these operating lease agreements for the years ending December 31 are as follows: 1999 $842,000; 2000 $408,000; 2001 $414,000; 2002
          $420,000; 2003 $380,000; and thereafter $537,000 (total $3,001,000 of which $273,000 is with the majority stockholder).

          CONTRACT RESEARCH AND DEVELOPMENT - The Company has agreed to work on a specific research and development project with an unrelated company. The Company anticipates that it will incur approximately $400,000 during the years ending December 31, 1999 and 2000 in connection with research and development.




NOTE 9.   GEOGRAPHIC INFORMATION

          During fiscal years 1998 and 1997, the Company had sales to customers located outside the United States. Foreign sales by country for fiscal years ended 1998 and 1997 are as follows:



                                                                         1998             1997
                                                                     -------------   -------------
          United States                                              $  9,336,000    $ 10,079,095
          Japan                                                           808,000       1,175,000
          Other countries, each of which represent less than
            5% of total net sales                                       2,346,000       2,229,000
                                                                     -------------   -------------

                                                                     $ 12,490,000    $ 13,483,095
                                                                     =============   =============



          There were no significant assets held abroad at January 2, 1999 or January 3, 1998.

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10.  MAJOR CUSTOMER

          Net sales for fiscal years 1998 and 1997 includes sales to the following major customers (each of which accounted for 10% or more of the total sales of the Company) together with the receivables due from those customers as of January 2, 1999 and January 3, 1998:

                                     1998                        1997
                           -------------------------   -------------------------
                                            Trade                       Trade
                                           Accounts                    Accounts
                            Net Sales     Receivable    Net Sales     Receivable
                           ------------   ----------   ------------   ----------

          Customer A       $ 2,078,000    $ 215,000    $ 1,958,000    $ 226,000
          Customer B         1,529,000      119,000      1,556,000      166,000
                           ------------   ----------   ------------   ----------
                           $ 3,607,000    $ 334,000    $ 3,514,000    $ 392,000
                           ============   ==========   ============   ==========


NOTE 11.  GAIN ON SALE OF PRODUCT LINES

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




NOTE 12.  MINORITY INTEREST

          On October 1, 1996, a subsidiary of the Company, SLIAC, entered into an Asset Purchase Agreement with Cellco, a Delaware corporation, and acquired the operating assets and liabilities of Cellco in exchange for 10,000 shares of the subsidiary's preferred stock valued at $2,000,000. The preferred stockholders of the subsidiary have the right to put their stock to SLIAC at any time from October 1, 2000 to September 30, 2001 for a price of $2,000,000. In the event the subsidiary is combined with the Company and the combined company completes an underwritten offering, the preferred stockholders have the right to exchange such stock for 7% of the newly combined company. The preferred shares are nonvoting and have preference over common stockholders as to dividends and liquidation.

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 13.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


                                                                           1998          1997
                                                                         ----------   ----------
          Cash paid for:
            Income taxes                                                 $  50,000    $  83,528
                                                                         ==========   ==========

            Interest                                                     $ 294,000    $ 454,384
                                                                         ==========   ==========

          Supplemental schedule of noncash investing and
            financing activities:
            Stockholder's contribution of additional capital
              from the proceeds of stockholder distributions             $  72,000    $  31,000
                                                                         ==========   ==========

              Stock issued in exchange for debt                          $ 552,000    $      -
                                                                         ==========   ==========

              Stock issued in exchange for accrued interest              $ 159,000    $      -
                                                                         ==========   ==========

              Note payable to majority stockholder offset against
                advances to majority stockholder                         $ 134,000    $      -
                                                                         ==========   ==========

              Accrued royalties to majority stockholder offset against
                advances to majority stockholder                         $  74,000    $      -
                                                                         ==========   ==========

              Contribution of 21% ownership in Chromatography
                by majority stockholder in exchange for advances to
                majority stockholder                                     $  46,000    $      -
                                                                         ==========   ==========



NOTE 14.   PRODUCT GROUP INFORMATION

          The Company's product groups are based on specific product characteristics and are grouped into laboratory products and operating room disposable products. Laboratory products consist primarily of:
          (1) membranes used to concentrate, separate and purify dissolved or suspended molecules that are sold primarily to laboratories and (2) hollow fiber membrane devices that allow components retained by a membrane to be concentrated including filters utilized for micro and ultrafiltration separations sold to biotech and pharmaceutical companies. Operating room disposable products consist of sterile plastic surgical drapes and cloth bandages that are sold primarily to hospitals.

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 14.  PRODUCT GROUP INFORMATION (Continued)

          Revenue by product group is as follows:

                                                      1998            1997
                                                  -------------   -------------

          Laboratory products                     $ 10,867,000    $ 11,395,095
          Operating room disposable products         1,623,000       2,088,000
                                                  -------------   -------------

                                                  $ 12,490,000    $ 13,483,095
                                                  =============   =============





NOTE 15.  VALUATION AND QUALIFYING ACCOUNT INFORMATION

          Following is information regarding the Company's allowance for doubtful accounts:

                              Balance at   Provision
                              beginning    charged to    Charge-    Balance at
                               of year      expense        offs     end of year
                              ----------   ----------   ----------   ----------

          Fiscal year:
            1998              $ 198,000    $  55,000    $ 128,000    $ 125,000
                              ==========   ==========   ==========   ==========

            1997              $  97,000    $ 117,000    $  16,000    $ 198,000
                              ==========   ==========   ==========   ==========