Form 10QSB
period 1999-04-03
SPECTRUM LABORATORIES INC /CA
filed 1999-05-18
CIK 319013

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                  Form 10-QSB

      [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended April 3, 1999
      [   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT


                          Commission File Number 0-9478

                           SPECTRUM LABORATORIES, INC.
           Incorporated pursuant to the laws of the State of Delaware
                                                    -----------------

      Internal Revenue Service - Employer Identification Number 95-4718363

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


  Number of shares of Common Stock outstanding as of April 30, 1999: 5,311,968

Spectrum Laboratories, Inc.


                                                                                      Page
                                                                                      ----
Part I   - FINANCIAL INFORMATION

Item 1.    Financial Statements
           Consolidated Balance Sheet as of April 3, 1999                                3
           Consolidated Statements of Income for the Three Months Ended
              April 3, 1999 and April 4, 1998                                            4
           Consolidated Statements of Cash Flows for the Three Months Ended
              April 3, 1999 and April 4, 1998                                            5
           Notes to Consolidated Statements                                              6

Item 2.    Management's Discussion and Analysis of Financial Condition                   7


Part II  - OTHER  INFORMATION

Item 1.    Legal Proceedings                                                             9
Item 2.    Changes in Securities                                                         9
Item 3.    Defaults Upon Senior Securities                                               9
Item 4.    Submission of Matters to a Vote of Security Holders                           9
Item 5.    Other Information                                                             9
Item 6.    Exhibits and Reports on Form 8-K                                              9
Signature                                                                               10



Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                                                   SPECTRUM LABORATORIES, INC.
                                                   CONSOLIDATED BALANCE SHEET
                                                       AS OF APRIL 3, 1999
                                            (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE)
                                                           (UNAUDITED)

      ASSETS
      CURRENT ASSETS
           Cash and cash equivalents                                                            $        1,043
           Accounts receivable                                                                           1,554
           Inventories                                                                                   1,577
           Prepaid expenses                                                                                203
           Deferred taxes                                                                                  377
                                                                                                ---------------

           Total current assets                                                                          4,754

      Equipment and leasehold improvements                                                               2,154
      Goodwill                                                                                           2,658
      Other assets                                                                                         464
                                                                                                ---------------

           TOTAL ASSETS                                                                         $       10,030
                                                                                                ===============

      LIABILITIES AND SHAREHOLDERS' EQUITY
      CURRENT LIABILITIES
           Current portion of long-term debt                                                    $        1,021
           Accounts payable                                                                                722
           Accrued expenses and other current liabilities                                                1,001
                                                                                                ---------------

           Total current
           liabilities                                                                                   2,744

      LONG-TERM DEBT, less current portion                                                               1,380

      MINORITY INTEREST                                                                                  2,000

      SHAREHOLDERS' EQUITY
           Common stock, par value $.01:  25,000,000 shares authorized;
              5,311,968 issued and outstanding                                                              53
           Preferred stock, par value $.01: 10,000,000 shares authorized;
              none issued or outstanding
           Additional paid in capital                                                                    8,026
           Accumulated deficit                                                                          (4,173)
                                                                                                ---------------

      TOTAL SHAREHOLDERS' EQUITY                                                                         3,906
                                                                                                ---------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                $       10,030
                                                                                                ===============

                                 SPECTRUM LABORATORIES, INC.
                              CONSOLIDATED STATEMENTS OF INCOME
                      THREE MONTHS ENDED APRIL 3, 1999 AND APRIL 4, 1998
                         (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                         (UNAUDITED)


                                                                                     1999           1998
                                                                                   ----------    ----------

NET SALES                                                                          $   3,297     $   3,200

COSTS AND EXPENSES
  Cost of sales                                                                        1,671         1,639
  Selling                                                                                340           461
  General and administrative                                                             731           789
  Research and development                                                               163           150
  Other expense, primarily interest                                                       48            79
                                                                                   ----------    ----------
                                                                                       2,953         3,118
  Total costs and expenses

Income before provision for income taxes                                                 344            82

Provision for income taxes                                                               141             9
                                                                                   ----------    ----------

Net income                                                                         $     203     $      73
                                                                                   ==========    ==========



Earnings per share
    Basic                                                                          $     .04     $     .02
                                                                                   ==========    ==========
    Diluted                                                                        $     .04     $     .02
                                                                                   ==========    ==========

Weighted average shares outstanding
    Basic                                                                              5,312         4,815
                                                                                   ==========    ==========
    Diluted                                                                            5,459         4,821
                                                                                   ==========    ==========

                                              SPECTRUM LABORATORIES, INC.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  THREE MONTHS ENDED APRIL 3, 1999 AND APRIL 4, 1998
                                                    (IN THOUSANDS)
                                                      (UNAUDITED)
                                                                                       1999                   1998
                                                                                 ----------------      ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                       $           203       $            73
Adjustments to reconcile net income to net cash provided by
    operating activities:
Depreciation and amortization                                                                175                   159
Minority interest in loss of subsidiary                                                                             (5)
Change in assets and liabilities:
(Increase) decrease in accounts receivables                                                  (35)                    5
Decrease in inventories                                                                      119                     1
(Increase) decrease in prepaid expenses                                                      (80)                   40
Increase in other assets                                                                     (28)                   (7)
Decrease in accounts payable                                                                 (45)                  (91)
Increase in accrued expenses and other current liabilities                                   220                    58
Other                                                                                         10
                                                                                 ----------------      ----------------

Net cash provided by operating activities                                                    539                   233
                                                                                 ----------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of equipment and leasehold improvements                                         (75)                 (113)
Increase in investments                                                                                           (483)
Advances to principal shareholder                                                            (39)                  (24)
Proceeds from the sale of equipment                                                           29
                                                                                 ----------------      ----------------

Net cash used in investing activities                                                        (85)                 (620)
                                                                                 -----------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt                                                                  (266)                 (314)
Proceeds from issuance of debt                                                                                     275
                                                                                 ----------------      ----------------

Net cash used in financing activities                                                       (266)                  (39)
                                                                                 -----------------     ----------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         188                  (426)

CASH AND CASH EQUIVALENTS, beginning of period                                               855                 1,135
                                                                                 ----------------      ----------------

CASH AND CASH EQUIVALENTS, end of period                                         $         1,043       $           709
                                                                                 ================      ================

NOTES TO CONSOLIDATED STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited financial statements consolidate the accounts of Spectrum Laboratories, Inc. and its subsidiaries, SLI Acquisition Corp., Spectrum Europe B.V. and Spectrum Chromatography (collectively, the Company). All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of April 3, 1999 and the results of its operations and its cash flows for the three months ended April 3, 1999 and April 4, 1998. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures in the unaudited interim financial statements are adequate to make the information presented not misleading.

Note 2 - Reorganization

On September 30, 1998, Spectrum Medical Industries, Inc. (SMI), which formerly owned 79.9% of Spectrum Laboratories, Inc. merged with Spectrum Laboratories, Inc. (SLI). The merger was a combination of two companies under common control and has been accounted for in a manner similar to a pooling of interests. The consolidated financial statements of Spectrum Laboratories, Inc. for the period ended April 4, 1998 are those of Spectrum Medical Industries, Inc. and subsidiaries and have been restated to reflect the effects of the merger with Spectrum Laboratories, Inc. In connection with this reorganization, SMI distributed its 79.9% ownership in SLI, 1,013,543 shares, to the stockholders of SMI and the Company effected a one-for-ten reverse stock split and reincorporated in Delaware. This reverse stock split has been accounted for as if it occurred as of the beginning of the earliest period presented in these consolidated financial statements. Accordingly, stock options and corresponding exercise prices have been adjusted to reflect the reverse split.

Note 3 - Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or net realizable value and are composed of the following (in thousands):

                   Raw materials                    $     939
                   Work in progress                        33
                   Finished goods                         605
                                                    ----------

                                                    $   1,577
                                                    ==========

Note 4 - Earnings per Share

Basic earnings per share is computed by dividing the net income attributable to the common stockholders by the weighted average number of common shares outstanding during the period. There is no adjustment in the net income attributable to common stockholders. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options (146,592 and 5,289 shares in the fiscal periods 1999 and 1998, respectively).

Note 5 - Income Taxes

At January 2, 1999, the Company had net operating loss carryforwards for federal income tax purposes available to offset future taxable income. Certain of these loss carryforwards are available to offset separate taxable income of one of the companies and are limited to approximately $298,000 of that entity's income annually. Any unused net operating loss is carried forward. As a result of the limitation, it is possible that more than $5,000,000 of the entity's net operating loss may expire without utilization.

The income tax provision for 1998, as a percentage of income before the tax provision, is lower than expected primarily because SMI, prior to its merger into the Company, was an S corporation and, hence, paid no federal income taxes and had a low state income tax rate.

Note 6 - Product Group Information

The Company's product groups are based on specific product characteristics and are grouped into laboratory products and operating room disposable products. Laboratory products consist primarily of: (1) membranes used to concentrate, separate and purify dissolved or suspended molecules that are sold primarily to laboratories and (2) hollow fiber membrane devices that allow components retained by a membrane to be concentrated including filters utilized for micro and ultrafiltration separations that are sold to biotech and pharmaceutical companies. Operating room disposable products consist of sterile plastic surgical drapes and cloth bandages that are sold primarily to hospitals.

Revenue by product group is as follows (in thousands):

                                                   1999             1998
                                                ---------        ---------

Laboratory products                             $  2,874         $  2,769
Operating room disposable products                   423              431
                                                ---------        ---------

                                                $  3,297         $  3,200
                                                =========        =========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained elsewhere within this Report on Form 10-QSB. Except for the historical information contained herein, the following discussion may contain forward-looking statements that involve risks and uncertainties. The actual future results of the Company could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and those factors discussed in the Company's Form 10-KSB for the year ended January 2, 1999, as filed with the Securities and Exchange Commission and, from time to time, in the Company's other reports on file with the Commission.

In September 1998, Spectrum Medical Industries, Inc. (SMI), which formerly owned approximately 79.9% of the Company, was merged into the Company. As a result, the operating results of all periods presented include the operations of SMI and those of Chromatography, which was formerly a subsidiary of SMI and is now a subsidiary of the Company.

Results of Operations

Selling and general and administrative expenses for the first quarter of fiscal 1999 decreased 14% from the first quarter of fiscal 1998. The decrease was primarily due to cost reduction measures implemented during the third quarter of 1998.

The income tax provision for 1998, as a percentage of income before the tax provision, is lower than expected primarily because SMI, prior to its merger into the Company, was an S corporation and, hence, paid no federal income taxes and had a low state income tax rate.

Liquidity and Capital Resources

In the first quarter of 1999, $539,000 of cash was generated from operating activities. Net income before the non-cash expenses of depreciation and amortization was the primary source of the positive cash flow. The cash flow was offset, to a large extent, by the purchase of equipment and payments on debt.

Significant non-operating outflows of cash during the remainder of fiscal 1999 may result from the relocations of the Company's California operations, from three locations to one, and a bank loan of approximately $300,000 that becomes due on June 1, 1999, although this due date may be extended.

Management of the Company believes that cash on hand and cash expected to be generated from operations will be sufficient to meet cash requirements for the remainder of fiscal 1999.

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

The Company will utilize both internal and external resources to reprogram, or replace, and test the software and equipment for Year 2000 modifications and anticipates completing these modifications no later than September 1999. The total cost of the Year 2000 project is estimated at $50,000, is being funded through operating cash flows, and the costs are being expensed as incurred. Approximately $16,000 had been expended as of April 3, 1999.

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

Item 3.  Defaults upon Senior Securities
         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and reports on Form 8-K

         (a)  Exhibits

              Exhibit 10.20 - Sublease agreement dated January 19, 1999 between Millipore Corporation and Spectrum Laboratories, Inc.

         (b)  Reports on Form 8-K filed during the quarter ended April 3, 1999.

              Report, dated September 30, 1998, regarding the merger of Spectrum Medical Industries, Inc. into Spectrum Laboratories, Inc. Financial statements submitted with this Report were as follows:

              A.   Financial Statements of Spectrum Medical Industries, Inc.

                   1. Audited Consolidated Financial Statements of Spectrum Medical Industries, Inc. and Subsidiaries as of January 3, 1998 and December 31, 1996 and for each year then ended

                   2.   Unaudited Consolidated Balance Sheet as of October 3,
                        1998

                   3. Unaudited Consolidated Statements of Operations for the nine months ended October 3, 1998 and September 30, 1997

                   4. Unaudited Consolidated Statement of Shareholders' Equity for the period January 4, 1998 through October 3, 1998

                   5. Unaudited Consolidated Statements of Cash Flows for the nine months ended October 3, 1998 and September 30, 1997

              B. Pro Forma Financial Information of Spectrum Medical Industries, Inc. and Spectrum Laboratories, Inc.

                   1. Unaudited Pro Forma Consolidated Balance Sheets as of October 3, 1998

                   2. Unaudited Pro Forma Consolidated Statements of Operations for the years ended January 3, 1998 and December 31, 1996 and nine months ended October 3, 1998 and September 30, 1997

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECTRUM LABORATORIES, INC.
(Registrant)




/s/  F. Jesus Martinez
----------------------
Signature

F. Jesus Martinez
President

Date:  May 17, 1999




 /s/  Larry D. Womack
-----------------------
Signature

Larry D. Womack
Vice President Finance

Date:  May 17, 1999