Form 10QSB
period 1999-07-03
SPECTRUM LABORATORIES INC /CA
filed 1999-08-04
CIK 319013

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB

       [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the quarterly period ended July 3, 1999
     [   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT


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

   Number of shares of Common Stock outstanding as of July 31, 1999: 5,311,968

Spectrum Laboratories, Inc.



                                                                                                  Page
                                                                                                  ----
Part I  -   FINANCIAL INFORMATION

Item 1.     Financial Statements
            Consolidated Balance Sheet as of July 3, 1999                                           3
            Consolidated Statements of Operations for the Three and Six Months Ended
              July 3, 1999 and July 4, 1998                                                         4
            Consolidated Statements of Cash Flows for the Six Months Ended July 3, 1999
              and July 4, 1998                                                                      5
            Notes to Consolidated Statements                                                        6

Item 2.     Management's Discussion and Analysis of Financial Condition                             7


Part II -   OTHER  INFORMATION

Item 1.     Legal Proceedings                                                                       9
Item 2.     Changes in Securities                                                                   9
Item 3.     Defaults Upon Senior Securities                                                         9
Item 4.     Submission of Matters to a Vote of Security Holders                                     9
Item 5.     Other Information                                                                       9
Item 6.     Exhibits and Reports on Form 8-K                                                        9
Signature                                                                                          10


Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                                                SPECTRUM LABORATORIES, INC.
                                                CONSOLIDATED BALANCE SHEET
                                                    AS OF JULY 3, 1999
                                         (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE)
                                                       (UNAUDITED)


      ASSETS
      CURRENT ASSETS
           Cash and cash equivalents                                                            $         1,169
           Accounts receivable                                                                            1,653
           Inventories                                                                                    1,714
           Prepaid expenses                                                                                 272
           Deferred taxes                                                                                   377
                                                                                                ----------------

           Total current assets                                                                           5,185

      Equipment and leasehold improvements                                                                2,155
      Goodwill                                                                                            2,616
      Other assets                                                                                          499
                                                                                                ----------------

           TOTAL ASSETS                                                                         $        10,455
                                                                                                ================

      LIABILITIES AND SHAREHOLDERS' EQUITY
      CURRENT LIABILITIES
           Current portion of long-term debt                                                    $           995
           Accounts payable                                                                               1,148
           Accrued expenses and other current liabilities                                                 1,016
                                                                                                ----------------

           Total current liabilities                                                                      3,159

      LONG-TERM DEBT, less current portion                                                                1,200

      MINORITY INTEREST                                                                                   2,000

      SHAREHOLDERS' EQUITY
           Common stock, par value $.01:  25,000,000 shares authorized;
              5,311,968 issued and outstanding                                                               53
           Preferred stock, par value $.01: 10,000,000 shares authorized;
              none issued or outstanding
           Additional paid in capital                                                                     8,036
           Accumulated deficit                                                                           (3,993)
                                                                                                -----------------

      TOTAL SHAREHOLDERS' EQUITY                                                                          4,096
                                                                                                ----------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                $        10,455
                                                                                                ================


                                           SPECTRUM LABORATORIES, INC.
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                                   (UNAUDITED)

                                                         Three Months Ended                  Six Months Ended
                                                      -------------------------         ---------------------------
                                                         July 3        July 4              July 3         July 4
                                                          1999          1998                1999           1998
                                                      ------------  ------------        ------------   ------------
NET SALES                                             $     3,415   $     2,801         $     6,712    $     6,001

COSTS AND EXPENSES
    Cost of sales                                           1,724         1,518               3,395          3,157
    Selling                                                   450           489                 790            950
    General and administrative                                727           858               1,458          1,647
    Research and development                                  180           224                 343            374
    Other expense, primarily interest                          40            46                  88            125
                                                      ------------  ------------        ------------   ------------

    Total costs and expenses                                3,121         3,135               6,074          6,253

Income (loss) before provision for income taxes               294          (334)                638           (252)

Provision for income taxes                                    114             7                 255             16
                                                      ------------  ------------        ------------   ------------

Net income (loss)                                     $       180   $      (341)        $       383    $      (268)
                                                      ============  ============        ============   ============



Earnings (loss) per share
    Basic                                             $       .03   $      (.07)        $       .07    $      (.06)
                                                      ============  ============        ============   ============
    Diluted                                           $       .03   $      (.07)        $       .07    $      (.06)
                                                      ============  ============        ============   ============

Weighted average shares outstanding
    Basic                                                   5,312         4,815               5,312          4,815
                                                      ============  ============        ============   ============
    Diluted                                                 5,458         4,815               5,458          4,815
                                                      ============  ============        ============   ============


                                              SPECTRUM LABORATORIES, INC.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    SIX MONTHS ENDED JULY 3, 1999 AND JULY 4, 1998
                                                    (IN THOUSANDS)
                                                      (UNAUDITED)

                                                                                       1999                   1998
                                                                                 ----------------      ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                $           383       $          (268)
Adjustments to reconcile net income to net cash provided by
    operating activities:
Depreciation and amortization                                                                345                   328
Minority interest in loss of subsidiary                                                                            (12)
Change in assets and liabilities:
(Increase) decrease in accounts receivables                                                 (134)                  462
Increase in inventories                                                                      (18)                 (139)
(Increase) decrease in prepaid expenses                                                     (149)                   49
Increase in other assets                                                                     (31)                  (16)
Increase in accounts payable                                                                 381                    92
Increase (decrease) in accrued expenses and other current liabilities                        235                   (22)
Other                                                                                         20                    12
                                                                                 ----------------      ----------------

Net cash provided by operating activities                                                  1,032                   486
                                                                                 ----------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of equipment and leasehold improvements                                        (195)                 (233)
Advances to principal shareholder                                                            (80)                  (30)
Proceeds from the sale of equipment                                                           29
                                                                                 ----------------      ----------------

Net cash used in investing activities                                                       (246)                 (263)
                                                                                 ----------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt                                                                  (472)                 (463)
Proceeds from issuance of debt                                                                                     275
Distributions to principal shareholder                                                                            (350)
                                                                                 ----------------      ----------------

Net cash used in financing activities                                                       (472)                 (538)
                                                                                 ----------------      ----------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         314                  (315)

CASH AND CASH EQUIVALENTS, beginning of period                                               855                 1,135
                                                                                 ----------------      ----------------

CASH AND CASH EQUIVALENTS, end of period                                         $         1,169       $           820
                                                                                 ================      ================


NOTES TO CONSOLIDATED STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited financial statements consolidate the accounts of Spectrum Laboratories, Inc. and its subsidiaries, SLI Acquisition Corp., Spectrum Europe B.V. and Spectrum Chromatography (collectively, the Company). All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of July 3, 1999 and the results of its operations and its cash flows for the three and six months ended July 3, 1999 and July 4, 1998. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures in the unaudited interim financial statements are adequate to make the information presented not misleading.

Note 2 - Reorganization

On September 30, 1998, Spectrum Medical Industries, Inc. (SMI), which formerly owned 79.9% of Spectrum Laboratories, Inc. merged with Spectrum Laboratories, Inc. (SLI). The merger was a combination of two companies under common control and has been accounted for in a manner similar to a pooling of interests. The consolidated financial statements of Spectrum Laboratories, Inc. for the periods ended July 4, 1998 are those of Spectrum Medical Industries, Inc. and subsidiaries and have been restated to reflect the effects of the merger with Spectrum Laboratories, Inc. In connection with this reorganization, SMI distributed its 79.9% ownership in SLI, 1,013,543 shares, to the stockholders of SMI and the Company effected a one-for-ten reverse stock split and reincorporated in Delaware. This reverse stock split has been accounted for as if it occurred as of the beginning of the earliest period presented in these consolidated financial statements. Accordingly, stock options and corresponding exercise prices have been adjusted to reflect the reverse split.

Note 3 - Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or net realizable value and are composed of the following (in thousands):

                   Raw materials                    $     997
                   Work in progress                        51
                   Finished goods                         666
                                                    ----------

                                                    $   1,714
                                                    ==========

Note 4 - Earnings per Share

Basic earnings or loss per share is computed by dividing the net income or loss attributable to the common stockholders by the weighted average number of common shares outstanding during the period. There is no adjustment in the net income or loss attributable to common stockholders. Diluted earnings per share in 1999 reflect the potential dilution that could occur from common shares issuable through stock options (145,642 and 146,117 shares in the three and six month periods, respectively). Diluted loss per share in the 1998 periods does not give effect to issuance of shares through stock options as the effect would be anti-dilutive.

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

Revenue by product group is as follows (in thousands):

                                                 Three Months Ended                      Six Months Ended
                                            --------------------------             ----------------------------
                                             July 3,          July 4,               July 3,            July 4,
                                              1999             1998                  1999                1998
                                            ---------        ---------             ---------          ---------
Laboratory products                         $  2,940         $  2,415              $  5,814           $  5,184
Operating room disposable products               475              386                   898                817
                                            ---------        ---------             ---------          ---------

                                            $  3,415         $  2,801              $  6,712           $  6,001
                                            =========        =========             =========          =========


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

Results of Operations

Sales for the three months ended July 3, 1999 increased 21.9% to $3.4 million compared to $2.8 million for the same period in 1998. For the six months ended July 3, 1999, sales increased 11.8% to $6.7 million compared to $6.0 million for the same period in 1998. Although selling prices were increased between 3% and 5% on certain product groups at the beginning of fiscal 1999, the most significant reason for product sales growth is attributable to increased demand for Process Separation, OEM and Hospital Disposable products.

Cost of sales as a percentage of sales was 50.5% for the quarter and 50.6% for the six months compared to 54.2% for the quarter and 52.6% for the corresponding six months of 1998. The improvements are attributable to cost reductions made in the third quarter of 1998, improvements in production efficiency, increased selling prices, and sales mix of higher margin products.

Selling and general and administrative expenses decreased approximately 13% for the quarter and six months as compared to the prior year. The decrease was primarily due to cost reduction measures implemented during the third quarter of 1998.

The income tax provision for 1999 does not include any tax benefits for possible utilization of net operating loss carryforwards. Such utilization, if later determined to be obtainable in sufficient amount, may result in a lower effective tax rate.

Liquidity and Capital Resources

In the first six months of 1999, $1,032,000 of cash was generated from operating activities. Net income before the non-cash expenses of depreciation and amortization and an increase in accounts payable were the primary sources of the positive cash flow. The cash flow was offset, to a large extent, by the purchase of equipment and payments on debt.

Significant non-operating outflows of cash during the remainder of fiscal 1999 may result from the relocations of the Company's California operations, from three locations to one. The due date of a bank loan of approximately $275,000 that originally became due on June 1, 1999, was extended to July 1, 2000.

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

The Company will utilize both internal and external resources to reprogram, or replace, and test the software and equipment for Year 2000 modifications and anticipates completing these modifications no later than September 1999. The total cost of the Year 2000 project is estimated at $70,000, is being funded through operating cash flows, and the costs, except for equipment costs, are being expensed as incurred. Approximately $40,000 had been expended as of July 3, 1999.

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

Item 3.   Defaults upon Senior Securities
          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders
          None

Item 5.   Other Information
          None

Item 6.   Exhibits and reports on Form 8-K

          (a) Exhibits

              Exhibit 10.21 - First amendment, dated July 14, 999, to the credit agreement, dated December 22, 1998, between the Company and City National Bank

          (b) The Company filed no reports on Form 8-K during the quarter ended July 3, 1999

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECTRUM LABORATORIES, INC.
(Registrant)




/s/  F. Jesus Martinez
---------------------------
Signature

F. Jesus Martinez
President

Date:  August 2, 1999



 /s/  Larry D. Womack
---------------------------
Signature

Larry D. Womack
Vice President Finance

Date:  August 2, 1999