Form 10QSB
period 1999-10-02
SPECTRUM LABORATORIES INC /CA
filed 1999-11-10
CIK 319013

--------------------------------------------------------------------------------



                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 1999

                                       OR

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT


                          COMMISSION FILE NUMBER 0-9478

                           --------------------------

                           SPECTRUM LABORATORIES, INC.
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                    95-4718363
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


              23022 LA CADENA DRIVE, LAGUNA HILLS, CALIFORNIA   92653
               (Address of principal executive offices)       (zip code)

       Registrant's telephone number, including area code: (949) 581-3500

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No
   ---    ---

 Number of shares of Common Stock outstanding as of October 31, 1999: 5,311,968

--------------------------------------------------------------------------------

Spectrum Laboratories, Inc.



                                                                            Page
Part I   -   FINANCIAL INFORMATION                                          ----

Item 1.      Financial Statements
             Consolidated Balance Sheet as of October 2, 1999                 3
             Consolidated Statements of Operations for the Three and Nine
               Months Ended October 2, 1999 and October 3, 1998               4
             Consolidated Statements of Cash Flows for the Nine Months
               Ended October 2, 1999 and October 3, 1998                      5
             Notes to Consolidated Statements                                 6

Item 2.      Management's Discussion and Analysis of Financial Condition      7


Part II  -   OTHER  INFORMATION

Item 1.      Legal Proceedings                                                9
Item 2.      Changes in Securities                                            9
Item 3.      Defaults Upon Senior Securities                                  9
Item 4.      Submission of Matters to a Vote of Security Holders              9
Item 5.      Other Information                                                9
Item 6.      Exhibits and Reports on Form 8-K                                 9
Signature                                                                    10

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                          SPECTRUM LABORATORIES, INC.
                                          CONSOLIDATED BALANCE SHEET
                                             AS OF OCTOBER 2, 1999
                                   (Dollars in thousands, except par value)
                                                  (Unaudited)

ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                  $         584
     Accounts receivable                                                                1,609
     Inventories                                                                        2,049
     Prepaid expenses                                                                     285
     Deferred taxes                                                                       377
                                                                                --------------

     Total current assets                                                               4,904

Equipment and leasehold improvements                                                    2,277
Goodwill                                                                                2,575
Other assets                                                                              524
                                                                                --------------

TOTAL ASSETS                                                                    $      10,280
                                                                                ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Current portion of long-term debt                                          $         970
     Accounts payable                                                                     914
     Accrued expenses and other current liabilities                                     1,064
                                                                                --------------
Total current liabilities                                                               2,948

LONG-TERM DEBT, less current portion                                                    1,020

MINORITY INTEREST                                                                       2,000

SHAREHOLDERS' EQUITY
     Common stock, par value $.01:  25,000,000 shares authorized;
        5,311,968 issued and outstanding                                                   53
     Preferred stock, par value $.01: 10,000,000 shares authorized;
        none issued or outstanding
     Additional paid in capital                                                         8,046
     Accumulated deficit                                                               (3,787)
                                                                                ---------------

TOTAL SHAREHOLDERS' EQUITY                                                              4,312
                                                                                --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $      10,280
                                                                                ==============

                                           SPECTRUM LABORATORIES, INC.
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (In thousands, except for per share amounts)
                                                   (Unaudited)

                                                         Three Months Ended                 Nine Months Ended
                                                      -------------------------         --------------------------
                                                         Oct. 2        Oct. 3              Oct. 2        Oct. 3
                                                          1999          1998                1999          1998
                                                      ------------  ------------        ------------  ------------
NET SALES                                             $     3,315   $     3,143         $    10,027   $     9,144

COSTS AND EXPENSES
    Cost of sales                                           1,632         1,540               5,027         4,697
    Selling                                                   360           428               1,150         1,378
    General and administrative                                785           768               2,243         2,415
    Research and development                                  166           227                 509           601
    Other expense, primarily interest                          31            76                 119           201
                                                      ------------  ------------        ------------  ------------

    Total costs and expenses                                2,974         3,039               9,048         9,292

Income (loss) before provision for income taxes               341           104                 979          (148)

Provision for income taxes                                    136            11                 391            27
                                                      ------------  ------------        ------------  ------------

Net income (loss)                                     $       205   $        93         $       588   $      (175)
                                                      ============  ============        ============  ============



Earnings (loss) per share
    Basic                                             $       .04   $       .02         $       .11   $      (.04)
                                                      ============  ============        ============  ============
    Diluted                                           $       .04   $       .02         $       .11   $      (.04)
                                                      ============  ============        ============  ============

Weighted average shares outstanding
    Basic                                                   5,312         4,824               5,312         4,818
                                                      ============  ============        ============  ============
    Diluted                                                 5,457         4,898               5,458         4,818
                                                      ============  ============        ============  ============


                                           SPECTRUM LABORATORIES, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              NINE MONTHS ENDED OCTOBER 2, 1999 AND OCTOBER 3, 1998
                                                (In thousands)
                                                  (Unaudited)
                                                                                        1999                   1998
                                                                                   --------------         --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                  $         588          $        (175)
Adjustments to reconcile net income to net cash provided by
    operating activities:
Depreciation and amortization                                                                522                    495
Minority interest in loss of subsidiary                                                                             (17)
Change in assets and liabilities:
(Increase) decrease in accounts receivables                                                  (90)                   222
Increase in inventories                                                                     (353)                  (161)
(Increase) decrease in prepaid expenses                                                     (162)                    62
Increase in other assets                                                                     (30)
Increase (decrease) in accounts payable                                                      147                   (100)
Increase in accrued expenses and other current liabilities                                   283                     97
Other                                                                                         30                     27
                                                                                   --------------         --------------

Net cash provided by operating activities                                                    935                    450
                                                                                   --------------         --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of equipment and leasehold improvements                                        (443)                  (344)
Advances to principal shareholder                                                           (115)                   325
Proceeds from the sale of equipment                                                           29
Increase in other assets                                                                                           (106)
                                                                                   --------------         --------------

Net cash used in investing activities                                                       (529)                  (125)
                                                                                   --------------         --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt                                                                  (677)                  (733)
Proceeds from issuance of debt                                                                                      275
Proceeds from issuance of stock                                                                                     500
Distributions to principal shareholder                                                                             (891)
                                                                                   --------------         --------------

Net cash used in financing activities                                                       (677)                  (849)
                                                                                   --------------         --------------


NET DECREASE IN CASH AND CASH EQUIVALENTS                                                   (271)                  (524)

CASH AND CASH EQUIVALENTS, beginning of period                                               855                  1,135
                                                                                   --------------         --------------

CASH AND CASH EQUIVALENTS, end of period                                           $         584          $         611
                                                                                   ==============         ==============

NOTES TO CONSOLIDATED STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited financial statements consolidate the accounts of Spectrum Laboratories, Inc. and its subsidiaries, SLI Acquisition Corp., Spectrum Europe B.V. and Spectrum Chromatography (collectively, the Company). All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of October 2, 1999, the results of its operations for the three and nine months ended October 2, 1999 and October 3, 1998 and its cash flows for the nine months ended October 2, 1999 and October 3, 1998. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures in the unaudited interim financial statements are adequate to make the information presented not misleading.

Note 2 - Reorganization

On September 30, 1998, Spectrum Medical Industries, Inc. (SMI), which formerly owned 79.9% of Spectrum Laboratories, Inc. merged with Spectrum Laboratories, Inc. (SLI). The merger was a combination of two companies under common control and has been accounted for in a manner similar to a pooling of interests. The consolidated financial statements of Spectrum Laboratories, Inc. for the periods ended October 3, 1998 are those of Spectrum Medical Industries, Inc. and subsidiaries and have been restated to reflect the effects of the merger with Spectrum Laboratories, Inc. In connection with this reorganization, SMI distributed its 79.9% ownership in SLI, 1,013,543 shares, to the stockholders of SMI and the Company effected a one-for-ten reverse stock split and reincorporated in Delaware. This reverse stock split has been accounted for as if it occurred as of the beginning of the earliest period presented in these consolidated financial statements. Accordingly, stock options and corresponding exercise prices have been adjusted to reflect the reverse split.

Note 3 - Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or net realizable value and are composed of the following (in thousands):

                   Raw materials                    $  1,238
                   Work in progress                       72
                   Finished goods                        739
                                                    ---------

                                                    $  2,049
                                                    =========
Note 4 - Earnings per Share

Basic earnings or loss per share is computed by dividing the net income or loss attributable to the common stockholders by the weighted average number of common shares outstanding during the period. There is no adjustment in the net income or loss attributable to common stockholders. Diluted earnings per share in 1999 and for the three month period or 1998 reflect the potential dilution that could occur from common shares issuable through stock options (145,189 and 145,808 shares for the 1999 three and six month periods, respectively, and 73,925 for the three month period in 1998). Diluted loss per share in the 1998 nine month period does not give effect to issuance of shares through stock options as the effect would be anti-dilutive.

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

The income tax provisions for the 1998 periods, as a percentage of income before the tax provision, are lower than expected primarily because SMI, prior to its merger into the Company, was an S corporation and, hence, paid no federal income taxes and had a low state income tax rate.

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

Revenue by product group is as follows (in thousands):

                                                Three Months Ended                    Nine Months Ended
                                            -------------------------            -------------------------
                                             Oct. 2,        Oct. 3,               Oct. 2,         Oct. 3,
                                              1999            1998                 1999            1998
                                            ---------       ---------            ---------       ---------
Laboratory products                         $  2,888        $  2,744             $  8,702        $  7,928
Operating room disposable products               427             399                1,325           1,216
                                            ---------       ---------            ---------       ---------

                                            $  3,315        $  3,143             $ 10,027        $  9,144
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

Results of Operations

Sales for the three months ended October 2, 1999 increased 5.5% to $3.3 million compared to $3.1 million for the same period in 1998. For the nine months ended October 2, 1999, sales increased 9.7% to $10.0 million compared to $9.1 million for the same period in 1998. Although selling prices were increased between 3% and 5% on certain product groups at the beginning of fiscal 1999, the most significant reason for product sales growth is attributable to increased demand for Process Separation, OEM and Operating Room Disposable products.

Cost of sales as a percentage of sales was 50.1% for the nine months of 1999 and 51.4% for the corresponding period of 1998. The improvement was primarily attributable to cost reductions made in the third quarter of 1998, improvements in production efficiency and increased selling prices.

The decreases in selling, general and administrative, and research and development expenses for the quarter and nine months as compared to the prior year were primarily due to cost reduction measures implemented during the third quarter of 1998. General and administrative costs were higher for the quarter, as compared to the same quarter of last year, primarily due to relocation expenses. The income tax provision for 1999 does not include any tax benefits for possible utilization of net operating loss carryforwards. Such utilization, if later determined to be obtainable in sufficient amount, may result in a lower effective tax rate.

Liquidity and Capital Resources

In the first nine months of 1999, $935,000 of cash was generated from operating activities. Net income before the non-cash expenses of depreciation and amortization and an increase in accounts payable and accrued expenses were the primary sources of the positive cash flow. The positive cash flow was offset primarily by the purchase of equipment, expenditures for leasehold improvements, payments on debt, and an increase in inventory, resulting in a net decrease in cash of $271,000.

Although the cash balance may further decrease over the next few months, primarily due to costs associated with the relocation of the three California locations into one facility, management of the Company believes that cash on hand and cash expected to be generated from operations will be sufficient to meet cash requirements for the next twelve months.


Year 2000 Matters

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's hardware or computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000. The Company has converted from existing hardware and accounting software to hardware and software programs that are Year 2000 compliant except for a subsidiary whose conversion is expected to be completed no later than early December of this year. The total cost of the Year 2000 project is estimated at $75,000, is being funded through operating cash flows, and the costs, except for equipment costs, are being expensed as incurred. Approximately $70,000 had been expended as of October 2, 1999.

The Company has had formal communications with substantially all of its significant suppliers and customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issue. Although the results of these communications did not indicate that any problems were expected, there can be no guarantee that the systems of other companies on which the Company's operations rely will be timely converted and would not have an adverse effect on the Company's ability to obtain products and services from vendors or collect receivables from customers.

Management is of the opinion that the year 2000 issue will not pose significant operational problems for the Company. However, should future problems arise related to the company's conversions or those by its significant suppliers and customers, a potential worst-case effect on the Company could be a significant disruption of operations, including, among other things, an inability to obtain materials from vendors, make timely shipments to customers, a temporary inability to process transactions, send invoices to its customers, or engage in similar normal business activities. No contingency back-up plan has been developed to date, as no current material exposure has been identified. If it is believed, at any time in the future, that there is a probability that any compliance issue has not been satisfactorily resolved, we will seek to develop appropriate plans to mitigate any potential negative impact on the Company.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings
          None

Item 2.  Change in Securities
          None

Item 3.  Defaults upon Senior Securities
          Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
          None

Item 5.  Other Information
          None

Item 6.  Exhibits and reports on Form 8-K

         (a)  Exhibits - None

         (b) The Company filed no reports on Form 8-K during the quarter ended October 2, 1999

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECTRUM LABORATORIES, INC.
(Registrant)




/s/  F. Jesus Martinez
--------------------------
Signature

F. Jesus Martinez
President

Date:  November 5, 1999



 /s/  Larry D. Womack
--------------------------
Signature

Larry D. Womack
Vice President Finance

Date:  November 5, 1999