Form 10KSB
period 2000-01-01
SPECTRUM LABORATORIES INC /CA
filed 2000-04-18
CIK 319013

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended January 1, 2000

                           Commission File No. 0-9478

                           SPECTRUM LABORATORIES, INC.
                 (Name of small business issuer in its charter)

               Delaware                                         95-4718363
               --------                                         ----------
    (State or other Jurisdiction of                          (I.R.S. Employer
     Incorporation or Organization)                          Identification No.)

               18617 Broadwick Street
               Rancho Dominguez, California                        90220
               (Address of principal executive offices)         (Zip Code)

         Issuer's telephone number, including area code: (310) 885-4600

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

      State issuer's revenues for its most recent fiscal year: $13,083,000

The aggregate market value of voting stock held by nonaffiliates of the registrant is $280,182 as of February 29, 2000, based on the $3.13 per share closing price for the Common Stock in the over-the-counter market on such date, representing 89,515 shares held by nonaffiliates.

Number of shares of Common Stock outstanding as of February 29, 2000:  5,311,968

                                TABLE OF CONTENTS
                            FORM 10-KSB ANNUAL REPORT
                       FOR THE YEAR ENDED JANUARY 1, 2000
                           SPECTRUM LABORATORIES, INC.
Item No.                                                                    Page
--------                                                                    ----

       PART I
       1.     Description of Business  ......................................  3
       2.     Description of Property  ......................................  7
       3.     Legal Proceedings  ............................................  8
       4.     Submission of Matters to a Vote of Security Holders  ..........  8

       PART II
       5.     Market for Common Equity and Related Shareholder Matters  .....  8
       6.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations  ....................................  8
       7.     Financial Statements  ......................................... 10
       8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  ..................................... 11

       PART III
       9.     Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act  ............ 12
       10.    Executive Compensation  ....................................... 14
       11.    Security Ownership of Certain Beneficial Owners
              and Management  ............................................... 14
       12.    Certain Relationships and Related Transactions  ............... 16
       13.    Exhibits and Reports on Form 8-K  ............................. 16

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

The Company's proprietary products are used for research by OEM manufacturers and for Process Separations. Most laboratory products are sold through laboratory distributors. OEM and private label products are sold primarily to manufacturers. They include re-sale versions of the Company's laboratory products as well as specially designed membrane products. Process or scale-up separation products are sold to pharmaceutical and diagnostic manufacturers for process development and manufacturing. The Process Separation products also include the necessary systems for operating the separation application. Both OEM and Process products are sold directly by the Company. The Company's products and trademarks, Spectra/Por, Cellmax and KrosFlo are well-known and used throughout the world for purification of proteins, cells expansion, encapsulation and diagnostic particles separation. Company personnel work closely with existing and potential customers to develop new Mass Transfer Membranes (MTM) products, applications and devices for the research markets.

In addition, the Company has entered into strategic partnerships, licensing agreements and collaborative arrangements with leading corporations and research scientists. Some of these ventures include:

The Company is marketing Cellmax rapid drug screening and testing technology developed at the National Cancer Institute and Rhode Island Hospital. This fast-track drug screening and testing method greatly reduces the use of animals in new drug discovery, drug efficacy screening and drug dosing.

The Company markets, sells and develops MTM perfusion systems for human cell expansion. The perfusion systems are sold under the trade name CELLMAX(R) and have been successfully used to expand and maintain mammalian cells including human cell lines.

The Company has a joint venture with Stanford Research International, Edison Technologies, Inc. and EPRI. This venture, Facilichem, Inc., was established to commercialize new membrane systems for major industrial separations while greatly reducing current costs. The systems will be marketed for waste stream separators for environmental markets, chiral molecule separations for pharmaceutical use and food and beverage separation, providing the addition and removal of trace substances which contribute to and/or improve flavor and taste.

Facilichem, Inc. was awarded a two-million dollar grant in November 1998, by the Advanced Technology Program of the National Institute of Standards and Technology (ATP) to commercialize its proprietary separation systems. Spectrum is the supplier of membranes to Facilichem, Inc.

In 1999, the Company acquired an exclusive license from Monsanto Co. for Supported Polymeric Liquid Membrane (SPLM). The Company is developing and plans to market laboratory and industrial products using this technology for the preferential extraction of organic compounds from dilute aqueous solutions and removal and mitigation of environmental pollutants from potable water.

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

PRODUCTS
--------

TUBULAR MEMBRANES FOR DIALYSIS, FILTRATION AND CELL CULTURE

The Company manufactures and markets many types of porous membranes used to concentrate, separate and purify dissolved or suspended molecules. The Company is a market leader in the manufacture of hollow fiber membrane products whose applications include: point-of-use water filtration; gas filtration for semiconductor blow-off guns, plasma gas cauterizing devices, insufflator kits for endoscopic surgery; drug filtration for surgical eyewash solutions and pain management parenterals.

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

MARKETS AND METHODS OF DISTRIBUTION
-----------------------------------

TUBULAR MEMBRANES FOR DIALYSIS, FILTRATION AND CELL CULTURE

The Company has over 400 active customers worldwide, comprised of pharmaceutical and diagnostic manufacturers, medical device manufacturers, laboratories, laboratory distributors and research institutions for its hollow fiber membrane and dialysis products. Approximately 17% of its sales are from non-U.S. customers for fiscal years 1999 and 1998. Spectrum's cell culture and process filtration products are sold to over 150 active customers worldwide, comprised of academic, research, pharmaceutical, laboratory, and clinical research companies and institutes. Domestic sales are made with a direct sales force and foreign sales are made through direct sales and laboratory products distributors.

OPERATING ROOM (OR) DISPOSABLES

The three major product groups are: Operating Room Equipment Drapes, Orthopedic Soft Goods and Esmarch Bandages.

The products are distributed through a number of channels including important National and Regional Catalog Houses, OEM & Private Label Accounts, Regional OR Specialty Distributors, Custom Procedure Tray Manufacturers and Direct Sales to Institutions and International Distributors. Nearly all Operating Room Equipment Drapes are sold in sterile ready-to-use format. OR Drapes are sold primarily through OEM & Private label accounts, through Regional OR Specialty Distributors and through Regional and National Catalog Houses. Over the past three and one half years, the importance of OR Specialty Distributor sales has declined while OEM, Private Label and Catalog House sales have increased. OR Drapes constitute nearly all international sales and approximately half of direct sales. Orthopedic Soft Goods are primarily sold through Regional and National Catalog Houses and Procedure Tray Manufacturers. Approximately one-third of Orthopedic Soft Goods sales are in non-sterile, bulk format primarily to Tray Manufacturers. Essentially no Soft Goods and Esmarch Bandages are sold internationally. Esmarch Elastic Bandages are sold through Catalog Houses, Regional OR Specialty Distributors, Procedure Tray Manufacturers and Private Label.

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

RAW MATERIALS AND SUPPLIES
--------------------------

TUBULAR MEMBRANES FOR DIALYSIS, FILTRATION AND CELL CULTURE

The Company purchases common raw polymers and a variety of casting solvents from several approved suppliers. The Company uses these materials to formulate and manufacture several different kinds of proprietary membranes for specific separation and purification processes in the Life Sciences field. Additionally, the Company purchases commercially available membranes for certain applications from several qualified suppliers. The Company has not experienced difficulty in obtaining the necessary raw materials and supplies to conduct its business. Many membranes are assembled into housings that are molded from commonly available plastic resins by third party molders using molds owned by the Company. Membranes are often affixed to the housings by means of proprietary potting resins supplied by two independent suppliers that are covered by an industry cooperative disaster recovery plan. The plan allows the suppliers to manufacture the resins in the event of an interruption of supply. Membranes are also pre-assembled into ready-to-use devices or marketed as pre-packaged finished products to research laboratories.

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

In addition to regulations enforced by the FDA and the CFDB, the Company is also subject to regulations under the Environmental Protection Act, the Occupational Safety and Health Act, and other present and potential supranational, foreign, Federal, state and local regulations. Compliance with any of these has not had a material effect on the capital expenditures, operations or competitive position of the Company to date. The Company adheres to the strict provisions of its ISO 9001 certification status.

The Company cannot predict whether future changes in government regulations might increase its cost of conducting business or affect the time required to develop and introduce new products.

DEPENDENCE UPON FEW CUSTOMERS
-----------------------------

The Company does not believe that its business would be adversely affected by the loss of any individual customer or small group of customers. During the 1999 and 1998 fiscal years, two dealers accounted for 10% or more of the Company's total sales which were approximately 15% and 17% in 1999 and 1998, respectively for one dealer, and were approximately 11% in 1999 and 12% in 1998 for another. The Company's sales to dealers are proprietary branded products which would be resourced from other dealers or directly from the Company if a specific dealer or dealers fail to supply the Company's products.

SEASONAL ASPECTS
----------------

The Company's business is not subject to significant seasonal fluctuations in sales.

COMPETITIVE FACTORS
-------------------

The Company's ability to sell its products is subject to competitive factors that include price, quality, timely delivery and competition from companies with greater resources. The Company's membrane and membrane devices compete with AG Technologies, Pall Corporation, Sartorius GMBH, and Millipore Corporation in the laboratory products area. Laboratory products are price and performance competitive with other products for media sterilization. OEM and private label products offer high surface area in compact housings in comparison with competing products. Process products are offered as disposables, single use in competition with traditional tangential flow devices which are cleaned and re-used. Tangential flow products are attractive to users who have critical applications where single use will ensure optimum performance and/or simplify the validation of the process for FDA approval.

OPERATING ROOM (OR) DISPOSABLES

There are distinctly different competitors among its medical disposable product lines. Significant consolidation has taken place recently in the OR Equipment Drape business. The major competitors offering a full line of OR Equipment Drapes include Microtek Medical, Medical Technique Instruments, MTI, Zeiss, Advance Medical Designs and Deka Medical. Each manufacturer has niches in either a specific type of equipment drape or specific accounts with the exception of Microtek which, with over 50% of the market share, is the market leader with a strong presence in all niches. The Company has been most effective in competing with its Video Camera Drape line particularly on the basis of quality and price. Orthopedic Soft Goods are similarly consolidating but remains very fragmented. Major competitors include Alba, Balfour, Technol and DeRoyal Industries among others. Esmarch Elastic Bandage is produced by a small number of non-medical rubber producers who then sell bulk non-sterile product to medical device firms for packaging and sterilization. As a result, there are numerous competitors distributing Esmarch Bandages but the range of offerings is relatively limited with competition being primarily driven by price.

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

RESEARCH AND PRODUCT DEVELOPMENT
--------------------------------

The Company incurred research and product development expenses of approximately $662,000 in 1999 and $780,000 in 1998. Research and product development functions are particularly important for the Company's future growth.

EMPLOYEES
---------

On January 1, 2000, the Company had 109 employees, of which 106 were full-time employees.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's executive offices are located at 18617 Broadwick Street, Rancho Dominguez, California. All facilities used by the Company are leased, in good condition and are adequate for the Company's present operating requirements. Production and administrative facilities are located in California and Texas. The Company has a sales and distribution facility in The Netherlands.

Information regarding the Company's major facilities is as follows:

                                                            Lease      Monthly
      Location           Principal Usage      Sq. Feet   Term. Date    Rental
----------------------   ------------------   --------   ----------   --------
Rancho Dominguez, CA     Administration
                          and Manufacturing    55,000       7/05      $ 27,750
Laguna Hills, CA         Manufacturing          8,830       mo-mo        8,830
Dallas, TX               Manufacturing         20,000       12/00        5,417
Houston, TX              Manufacturing          9,975       08/03        4,090
Breda, The Netherlands   Sales                  1,400       12/02        2,035

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

                1999                          High                Low
                ----
                First Quarter               $   1/16           $   1/16
                Second Quarter                  1/8                1/16
                Third Quarter                 2                  1
                Fourth Quarter                3 1/8              1 1/16

                1998
                ----
                First Quarter                 5                  1 1/4
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

As of January 1, 2000, the number of holders of record of the Company's Common Stock was 776.

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

RESULTS OF OPERATIONS - FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

Research and development expenses decreased in 1999 as compared to 1998 by approximately 15% and was primarily attributable to the close-down, in late 1998, of a research facility in Maryland that was no longer required.

Selling expenses decreased in 1999 as compared to 1998 by approximately 19% primarily due to cost reduction measures implemented in late 1998.

General and administrative expenses in 1999 were essentially level with those in 1998. Cost reductions in late 1998 were significantly offset in 1999 due to relocation costs as the Company moved and consolidated two of its California locations into a new California facility.

Interest expense decreased in 1999 as compared to 1998 due to debt reduction.

There was an income tax credit for 1999 primarily as a result of the re-evaluation of the estimated required valuation allowance on deferred tax assets as discussed below. The 1998 income tax provision, as a percentage of income before the provision for income taxes, is lower than expected primarily because SMI, prior to its merger into the Company, was an S corporation and, hence, paid no federal income taxes and had a low state income tax rate.

The Company has applied a valuation allowance on its net deferred tax assets which exceed the recoverability of those assets from estimated future taxable income for the next three years. This valuation allowance could change substantially in future years due to changes in estimates of future taxable income and changes in the components of the deferred tax assets. Accordingly, income taxes as a percentage of income before income taxes could vary significantly in future years.

In assessing the realizability of deferred tax assets, management has estimated that it is more likely than not that approximately $2,200,000 will not be realized. Approximately $1,500,000 of the valuation allowance represents a portion of net operating loss carryforwards attained through a prior business acquisition. Tax law limits the use of an acquired entity's net operating loss carryforwards to subsequent taxable income of the consolidated entity. During 1999, the Company realized approximately $1,225,000 of the total operating loss carryforwards acquired. The realization of this amount was recorded as an offset to the goodwill recorded in connection with this prior acquisition. The remaining portion of net deferred tax assets realized during 1999 represents management's best estimate of projected tax liability over the next three years. However, there can be no assurance that the Company will meet its expectations of future taxable income. Management will continue to evaluate the realizability of the deferred tax assets by assessing the need for and amount of a valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 1999, the Company generated approximately $1,079,000 of cash from operating activities. Net income before non-cash expenses of depreciation and amortization was the primary source of these cash flows. Cash decreased, for the year, by approximately $305,000 primarily as a result of pay-down on bank debt and expenditures for equipment and leasehold improvements. A significant portion of the capital expenditures was related to the relocation, during 1999, of two of the Company's California facilities into one facility in California.

During 1999, the Company restructured its loan agreement with a bank. The Company is in violation of one covenant in this loan agreement and has obtained a waiver of this violation. One of the loans under the loan agreement, with a balance of approximately $233,000 at January 1, 2000, matures on July 1, 2000. The Company expects to request an extension of the maturity date but, while such requests have been granted in the past, there is no assurance that such request, if made, will be granted. The loan agreement prohibits the payment of cash dividends without prior approval. The Company does not intend to pay cash dividends in fiscal 2000.

The Company believes that cash on hand and cash expected to be generated from operations will be sufficient to meet cash requirements for the fiscal year 2000.

In October 1996, a subsidiary of the Company, SLI Acquisition Corp. (SLIAC), acquired certain assets and liabilities of Cellco, Inc., a Delaware corporation, in exchange for 10,000 shares of SLIAC's preferred stock valued at $2,000,000. At January 1, 2000, there is $1,755,000 of the preferred stock still outstanding. Beginning October 1, 2000, and continuing until September 30, 2001, the holders of the preferred stock have the right to put their stock to SLIAC for an aggregate price of $1,755,000. In the event SLIAC is combined with the Company and the combined company completes an underwritten offering, the preferred stockholders have the right to exchange such stock for 7% of the newly combined company. If the preferred stockholders convert their stock wholly, or in a substantial portion, to a cash payment, the Company would most probably be required to obtain additional funds from outside sources and there is no assurance that such financing, if necessary, could be obtained.


YEAR 2000 MATTERS

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's hardware or computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000. In anticipation of this problem, the Company instituted procedures to make the necessary changes to our computer hardware and software programs. Such changes were completed during the third quarter of fiscal 1999.

As of the time of the preparation of this report, we had not experienced any significant Year 2000 problems nor are aware of any such problems being experienced by any of our major suppliers or customers. As a result, we do not expect any material adverse effects on our business or operations, based on information available to us as of the time of this report. However, there is no assurance that problems, unknown to us at this time, could not occur at a later time. Although we believe that such potential future problems are unlikely, they could, if they do occur, result in a material, adverse impact on the Company's business, financial condition and the results of its operations.


ITEM 7.  FINANCIAL STATEMENTS

The financial statements in response to this Item are submitted in a separate section of this Report. The Index to the financial statements is as follows:

INDEPENDENTS AUDITORS' REPORT                                                F-1

FINANCIAL STATEMENTS
    Consolidated balance sheet                                               F-2
    Consolidated statements of income                                        F-3
    Consolidated statements of stockholders' equity                          F-4
    Consolidated statements of cash flows                                    F-5
    Notes to consolidated financial statements                               F-6

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors
---------

Named below are directors serving until an Annual Meeting of Shareholders and until their respective successors are elected and qualified.

Name                          Age    Director Since    Position
----                          ---    --------------    --------

Roy T. Eddleman               60     July 30, 1982     Chairman,  CEO & Director

John J. Driscoll, J.D.        50     July 30, 1982     Secretary & Director

Jack Whitescarver, Ph.D.      62     April 1, 1985     Director

Thomas V. Girardi, J.D.       60     January 2, 1999   Director

Jay Henis, Ph.D.              61     January 2, 1999   Director

Walter J. Lack, J.D.          52     January 2, 1999   Director


Executive Officers of The Company
---------------------------------

Roy T. Eddleman               60     July 30, 1982     Chairman & CEO

F. Jesus Martinez             60         ----          President & COO

Malcolm Morrison, Ph.D.       57         ----          Vice President Operations

Robert J. Sudol               52         ----          Vice President Marketing
                                                       & Sales

Larry D. Womack               60         ----          Vice President Finance


Business Experience of Directors and Executive Officers
-------------------------------------------------------

Roy T. Eddleman was elected Chairman of the Board and Chief Executive Officer of the Company on July 30, 1982. Mr. Eddleman has been engaged primarily as a private investor and entrepreneur for more than twenty years.

John J. Driscoll has been employed as an attorney in private practice for over ten years.

Jack Whitescarver is the Deputy Director for the Office of AIDS Research at the National Institutes of Health in Bethesda, Maryland and has been there more than eight years.

Thomas Girardi has been employed as an attorney in private practice for over twenty years.

Jay Henis is a practicing scientist and for nine years has been President and CEO of Henis Technologies, Inc. He is also President and CEO of Orex Pharmaceuticals.

Walter Lack has been employed as an attorney in private practice for over twenty years. He is also a Director of HCCH Holdings, Inc., Microvision, Inc. and Supergen, Inc.

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

Robert Sudol joined the Company in June 1998 as Vice President/General Manager for Hospital Products. He became Vice President Marketing and Sales in October 1999. Previously he was President of Cyberdent, Inc. for one and one half years and Vice President of American CareSource for two and one half years.

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

The Company had no pension, retirement, annuity, savings or similar benefit plans in 1999. Directors are not compensated for their services on the Company's Board of Directors.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the annual compensation paid and accrued by the Company during its last three fiscal years to executive officers who were paid in excess of $100,000 including cash and issuance of securities:

                                   ANNUAL COMPENSATION            LONG TERM COMPENSATION
                                 ----------------------   ------------------------------------
                                                           RESTRICTED     STOCK OPTIONS
NAME AND POSITION         YEAR    SALARY      BONUS       STOCK AWARDS         #          LTIP   ALL OTHER(2)
-----------------------   ----   --------   -----------   -------------   -------------   ----   ------------
Roy T. Eddleman           1999   $160,000   $125,000                                             $   335,337
Chief Executive Officer   1998   $160,000                                                            560,951
                          1997   $160,000                                                            616,960

F. Jesus Martinez         1999   $145,000
President                 1998   $145,000                                      265,599
                          1997   $145,000   $61,751 (1)

(1) Includes a payment of $13,626 which was made in connection with the sale of Microgon, Inc. to the Company.
(2) Consulting fees for services rendered in connection with product design and royalties of 7% on sales of certain products, as follows:

             Year                 Consulting                     Royalties
             ----                 --------------                 --------------
             1999                 $           -                  $     335,337
             1998                       211,500                        349,451
             1997                       282,000                        334,960

The following table sets forth information relating to stock options held by the Company's executive officers as of January 1, 2000:

                      Number of Securities Underlying     Value of Unexercised
                            Unexercised Options           In-the-Money Options

Name                    Exercisable/Unexercisable      Exercisable/Unexercisable
------------------      -------------------------      -------------------------

F. Jesus Martinez                 214,703/50,896            $266,000/$63,000
President


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock at January 1, 2000 by (i) all persons known by management to be beneficial owners of more than 5% of its Common Stock,
(ii) all nominees for directors and (iii) all officers and nominees for directors of the Company as a group:

                                           Amount and Nature            Percent
Name and Address                      of Beneficial Ownership (1)      of Class
--------------------------------    -------------------------------    ---------

Roy T. Eddleman                                4,320,128                   81.3
18617 Broadwick Street
Rancho Dominguez, CA 90220

Thomas V. Girardi, J.D.                          800,002                   15.1
1126 Wilshire Blvd.
Los Angeles, CA  90017

John J. Driscoll, J.D.                             5,000 (A)                 .1
Park Avenue Tower
65 East 55th Street
New York, NY  10022

Jack Whitescarver, Ph.D.                           3,750 (A)                 .1
4301 Massachusetts Ave. NW #6002
Washington, D.C.  20016

Jay Henis, Ph.D.                                   3,750 (A)                 .1
501 Marford Drive
St. Louis, MO  63141

Walter J. Lack, J.D.                             102,323                    1.9
10100 Santa Monica Blvd.
Los Angeles, CA  90067

F. Jesus Martinez                                221,343 (A)                4.0
18617 Broadwick Street
Rancho Dominguez, CA  92220

All directors and officers as a                5,461,446 (B)               98.4
   group (10 in number)


(1) All amounts are amounts of ownership of common stock of the Company unless otherwise indicated

(A)        Entire amount is amount of exercisable stock options

(B)        Includes 238,993 exercisable stock options

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The Company had transactions with related parties as follows:

                                                                    1999            1998
           Expenses (income) related to transactions with the
             Company's majority shareholder:
               Rental of facilities owned by the shareholder(1)   $218,968        $300,748
               Royalties (2)                                       335,337         349,451
               Consulting services (3)                                  --         211,500
               Interest income on advances (4)                      (2,713)        (18,444)
           Expenses for legal services to a firm which
            employs a member of the Board of Directors                  --          40,000

           The majority shareholder has personally guaranteed the Company's bank loan up to $3,100,000.

           (1)  These leases terminated on December 31, 1999

           (2)  7% fee on sales of certain products by the Company

           (3) $23,500 per month. Charge for consulting services was terminated in September 1998.

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

10.16 Second amendment, dated May 7, 1998, to the City National Bank loan agreement dated as of February 28, 1997, between Registrant, Spectrum Medical Industries, Inc., and City National Bank (incorporated by reference to Exhibit 10.16 filed with Registrant's report on Form 10-KSB for fiscal year ended January 3, 1998, Commission File No. 0-9478)

10.17 Third amendment, dated July 17, 1998, to the City National Bank loan agreement dated as of February 28, 1997, between Registrant, Spectrum Medical Industries, Inc., and City National Bank (incorporated by reference to Exhibit 10.17 filed with Registrant's report on Form 10-KSB for fiscal year ended January 2, 1999, Commission File No.
                  0-9478)

10.18 Credit agreement, dated as of December 22, 1998, between Registrant and City National Bank (incorporated by reference to Exhibit 10.18 filed with Registrant's report on Form 10-KSB for fiscal year ended January 2, 1999, Commission File No. 0-9478)

10.19 Incentive Agreement dated August 10, 1998, between Spectrum Medical Industries, Inc., the Registrant and F. Jesus Martinez and Roy T. Eddleman (incorporated by reference to Exhibit
                  10.19 filed with Registrant's report on Form 10-KSB for fiscal year ended January 2, 1999, Commission File No. 0-9478)

10.20 Sublease agreement dated January 19, 1999 between Millipore Corporation and Spectrum Laboratories, Inc.

10.21 First amendment, dated July 14, 1999, to the credit agreement, dated December 22, 1998, between the Company and City National Bank

16 Letter on change in certifying accountant (incorporated by reference to Exhibit 16 filed with Registrant's report on Form 10-KSB for fiscal year ended January 2, 1999, Commission File No. 0-9478)

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 filed with Registrant's report on Form 10-KSB for fiscal year ended January 2, 1999, Commission File No. 0-9478)

27                Financial Data Schedule for the year ended January 1, 2000


(b) Reports on 8-K
------------------

No reports on Form 8-K were filed during the quarter ended January 1, 2000 by the Registrant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 14, 2000.

SPECTRUM LABORATORIES, INC.



By:  /s/  Roy T. Eddleman
     --------------------

Roy T. Eddleman
Chairman and Chief Executive Officer



By:  /s/  Jay Henis
     --------------

Jay Henis
Director



By:  /s/  Walter J. Lack
     -------------------

Walter J. Lack
Director



By:  /s/  Jack Whitescarver
     ----------------------

Jack Whitescarver
Director



By:  /s/  F. Jesus Martinez
     ----------------------

F. Jesus Martinez
President and Chief Operating Officer



By:  /s/  Larry D. Womack
     --------------------

Larry D. Womack
Vice President Finance and
Chief Financial Officer

                           SPECTRUM LABORATORIES, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 JANUARY 1, 2000

                                 C O N T E N T S

                                                                            Page
--------------------------------------------------------------------------------

INDEPENDENT AUDITOR'S REPORT                                                F-1
--------------------------------------------------------------------------------

FINANCIAL STATEMENTS
  Consolidated balance sheet                                                F-2
  Consolidated statements of income                                         F-3
  Consolidated statements of stockholders' equity                           F-4
  Consolidated statements of cash flows                                     F-5
  Notes to consolidated financial statements                                F-6
--------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Spectrum Laboratories, Inc.
Rancho Dominguez Hills, California

We have audited the accompanying consolidated balance sheet of Spectrum Laboratories, Inc. and subsidiaries as of January 1, 2000 and the related consolidated statements of income, stockholders' equity and cash flows for the years ended January 1, 2000 and January 2, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spectrum Laboratories, Inc. and subsidiaries as of January 1, 2000 and the results of their operations and their cash flows for the years ended January 1, 2000 and January 2, 1999 in conformity with generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Anaheim, California
March 24, 2000 except for Note 5 which is dated April 6, 2000

SPECTRUM LABORATORIES, INC.

CONSOLIDATED BALANCE SHEET
------------------------------------------------------------------------------------------------

                                                                                    JANUARY 1,
ASSETS                                                                                 2000
                                                                                  --------------
CURRENT ASSETS:
    Cash and cash equivalents                                                     $     550,000
    Accounts receivable, less allowance for doubtful accounts of $143,000             1,508,000
    Inventories                                                                       2,389,000
    Prepaid expenses                                                                    287,000
    Deferred taxes                                                                      340,000
                                                                                  --------------
        Total current assets                                                          5,074,000

EQUIPMENT AND LEASEHOLD IMPROVEMENTS                                                  2,315,000

GOODWILL, net of accumulated amortization of $711,000                                 1,287,000

DEFERRED TAXES                                                                        1,585,000

OTHER ASSETS                                                                            167,000
                                                                                  --------------

        Total assets                                                              $  10,428,000
                                                                                  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current maturities of long-term debt                                          $     953,000
    Accounts payable                                                                    811,000
    Accrued expenses and other current liabilities:
      Compensation                                                                      337,000
      Other                                                                             400,000
                                                                                  --------------
        Total current liabilities                                                     2,501,000
                                                                                  --------------

LONG-TERM DEBT, net of current maturities                                               900,000
                                                                                  --------------

COMMITMENTS

MINORITY INTEREST                                                                     1,755,000
                                                                                  --------------

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value, 25,000,000 shares authorized;
      5,311,968 shares issued and outstanding                                            53,000
    Preferred stock, par value $.01; 10,000,000 shares authorized;
      none issued and outstanding                                                             -
    Additional paid-in capital                                                        8,347,000
    Accumulated deficit                                                              (3,128,000)
                                                                                  --------------
        Total stockholders' equity                                                    5,272,000
                                                                                  --------------

        Total liabilities and stockholders' equity                                $  10,428,000
                                                                                  ==============

See notes to consolidated financial statements.

SPECTRUM LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF INCOME
------------------------------------------------------------------------------------------------
                                                                        FISCAL YEARS ENDED
                                                                  ------------------------------
                                                                       1999            1998
                                                                  --------------  --------------

NET SALES                                                         $  13,083,000   $  12,490,000

COSTS AND EXPENSES
    Cost of sales                                                     6,381,000       6,021,000
    Selling                                                           1,431,000       1,772,000
    General and administrative                                        3,325,000       3,337,000
    Research and development                                            662,000         780,000
    Compensation expense related to stock options                        86,000         217,000
    Other expense, primarily interest                                   185,000         251,000
                                                                  --------------  --------------

        Total costs and expenses                                     12,070,000      12,378,000
                                                                  --------------  --------------

        Income before provision for income taxes (credits)            1,013,000         112,000

Provision for income taxes (credits)                                   (235,000)         14,000
                                                                  --------------  --------------

        Net income                                                $   1,248,000   $      98,000
                                                                  ==============  ==============

Earnings per share:
    Basic                                                         $        0.23   $        0.02
                                                                  ==============  ==============

    Diluted                                                       $        0.23   $        0.02
                                                                  ==============  ==============

Weighted average shares outstanding:
    Basic                                                             5,311,968       4,928,790
                                                                  ==============  ==============

    Diluted                                                           5,391,843       4,985,158
                                                                  ==============  ==============

See notes to consolidated financial statements.

                                                       F-3

SPECTRUM LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                       Accumulated
                                                                                                                          other
                                        Compre-               Common stock             Additional                        compre-
                                        hensive       ------------------------------    paid-in        Accumulated       hensive
                                          income          Shares          Amount         capital         deficit       income (loss)
                                      --------------  --------------  --------------  --------------  --------------  --------------

Balance, January 3, 1998                                  4,815,458   $      48,155   $   3,797,264   $  (1,036,611)  $     (38,985)

Comprehensive income:
    Net income                        $      98,000               -               -               -          98,000               -

    Foreign currency translation
      gain, net of reclassification
      adjustment                             38,985               -               -               -               -          38,985
                                      --------------

Comprehensive income                  $     136,985
                                      ==============

Stock issued for cash                                       267,146           2,645         747,355               -               -

Stock issued in exchange for
    debt and accrued interest                               229,364           2,200         709,000               -               -

Compensation expense
    related to stock options                                      -               -         217,000               -               -

Cash distributions to
    stockholders                                                  -               -          72,381        (964,389)              -

Distributions to stockholders                                     -               -       2,473,000      (2,473,000)              -
                                                      --------------  --------------  --------------  --------------  --------------

Balance, January 2, 1999                                  5,311,968          53,000       8,016,000      (4,376,000)              -

Net income                                                        -               -               -       1,248,000               -

Minority interest contributed
    to additional paid-in capital                                 -               -         245,000               -               -

Compensation expense
    related to stock options                                      -               -          86,000               -               -
                                                      --------------  --------------  --------------  --------------  --------------

Balance, January 1, 2000                                  5,311,968   $      53,000   $   8,347,000   $  (3,128,000)  $           -
                                                      ==============  ==============  ==============  ==============  ==============



See notes to consolidated financial statements.

SPECTRUM LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------

                                                                        FISCAL YEARS ENDED
                                                                  ------------------------------
                                                                       1999            1998
                                                                  --------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                    $   1,248,000   $      98,000
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                     914,000         714,000
      Noncash compensation                                               86,000         217,000
      Deferred taxes                                                   (325,000)              -
      Change in working capital components:
        Decrease in accounts receivable                                  11,000          80,000
        (Increase) in inventories                                      (693,000)       (183,000)
        (Increase) decrease in prepaid expenses                        (164,000)         43,000
        Increase (decrease) in accounts payable                          44,000        (253,000)
        Increase (decrease) in accrued expenses                         (42,000)        156,000
        Other                                                                 -          20,000
                                                                  --------------  --------------

        NET CASH PROVIDED BY OPERATING ACTIVITIES                     1,079,000         892,000
                                                                  --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of equipment and leasehold improvements                (557,000)       (407,000)
    Increase in other assets                                            (13,000)       (200,000)
    Repayment of stockholder receivable                                       -         306,000
                                                                  --------------  --------------

        NET CASH (USED IN) INVESTING ACTIVITIES                        (570,000)       (301,000)
                                                                  --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from the issuance of long-term debt                              -         275,000
    Proceeds from the sale of common stock                                    -         750,000
    Principal payments of long-term debt                               (814,000)     (1,003,515)
    Distributions to stockholders                                             -        (892,008)
                                                                  --------------  --------------

        NET CASH (USED IN) FINANCING ACTIVITIES                        (814,000)       (870,523)
                                                                  --------------  --------------

        NET (DECREASE) IN CASH AND CASH EQUIVALENTS                    (305,000)       (279,523)

Cash and cash equivalents
    Beginning of year                                                   855,000       1,134,523
                                                                  --------------  --------------

    End of year                                                   $     550,000   $     855,000
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

           REORGANIZATION - On September 30, 1998, Spectrum Medical Industries, Inc. (Medical), which formerly owned 79.9% of Spectrum Laboratories, Inc., merged with Spectrum Laboratories, Inc., which continues as the legal successor. The merger was a combination of two companies under common control and has been accounted for in a manner similar to a pooling of interests. In connection with this reorganization, Medical distributed its 79.9% ownership in Spectrum, 1,013,543 shares, to the stockholders of Medical and the Company effected a one-for-ten reverse stock split and reincorporated in Delaware. This reverse stock split has been accounted for as if it occurred as of the beginning of the earliest year presented in these consolidated financial statements. Accordingly, stock options and corresponding exercise prices have been adjusted to reflect the reverse split.

           FISCAL YEAR - The Company's fiscal year ends on the Saturday nearest December 31. The years ended January 1, 2000 (fiscal year 1999) and January 2, 1999 (fiscal year 1998) both consist of approximately 52 weeks.

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

           CASH AND CASH EQUIVALENTS - The Company classifies all highly liquid investments with original maturities of 90 days or less at the time of purchase as cash and cash equivalents. The Company, periodically throughout the year, has amounts on deposit that exceed insured limits.

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

           GOODWILL - Goodwill represents the excess of the purchase price over the fair value of net assets acquired resulting from a prior acquisition and is amortized on a straight-line basis over 20 years. The Company evaluates the recoverability of goodwill annually by comparing undiscounted expected future cash flows from the related operations to the carrying value of goodwill.

           DETERMINING IMPAIRMENT ON LONG-LIVED ASSETS - The Company recognizes impairment losses for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. There was no impairment of the value of such assets for the fiscal years 1999 or 1998.

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

           EARNINGS PER SHARE - Basic earnings per share is computed by dividing the net income attributable to the common stockholders by the weighted average number of common shares outstanding during the period. There is no adjustment in the net income attributable to common stockholders. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options (79,875 and 56,368 shares in the fiscal years 1999 and 1998, respectively). During 1999 and 1998, 96,300 and 4,864 options, respectively, were excluded from diluted common shares as they were antidilutive.

           REVENUE RECOGNITION - The Company records revenue at the time the related products are shipped.

           PRODUCT RETURNS AND WARRANTIES - The Company records a provision for estimated product returns and warranties at the time the revenue is recognized.

           RESEARCH AND DEVELOPMENT - The Company expenses research and development costs as incurred.

           ADVERTISING COSTS - Costs associated with advertising and promoting products are expensed as incurred. Advertising and promotion expense was approximately $55,000 and $68,000 during fiscal years 1999 and 1998.

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           REMEASUREMENT OF FOREIGN CURRENCIES - Monetary assets and liabilities of Spectrum B.V. are remeasured into U.S. dollars at year-end exchange rates and nonmonetary assets and stockholders' equity are remeasured using historical rates of exchange. Income and expenses are remeasured at average rates during the respective years. The functional currency of this subsidiary is the U.S. dollar; therefore, remeasurement gains or losses are included in income. Remeasurement gains (losses) included in income for fiscal years 1999 and 1998 were $0 and ($31,000), respectively.

           FAIR VALUE OF FINANCIAL INSTRUMENTS - Management believes that the carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short maturity of these financial instruments. Long-term debt bears interest at a rate indexed to the prime rate and, therefore, management believes the carrying amount of the outstanding borrowings at January 1, 2000 and January 2, 1999 approximates fair market value.

           ACCOUNTING FOR STOCK-BASED COMPENSATION - The Company accounts for stock-based employee compensation under the requirements of Accounting Principles Board (APB) Opinion No. 25, which does not require compensation to be recorded if the consideration to be received is at least equal to fair value at the measurement date. Nonemployee stock-based transactions are accounted for under the requirements of the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which requires compensation to be recorded based on the fair value of the securities issued or the services received, whichever is more reliably measurable.

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


NOTE 2.    INVENTORIES

           Inventories consist of the following at January 1, 2000:

           Raw materials                                          $   1,482,000
           Work in process                                              118,000
           Finished goods                                               789,000
                                                                  --------------

                                                                  $   2,389,000
                                                                  ==============

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 3.    EQUIPMENT AND LEASEHOLD IMPROVEMENTS

           Equipment and leasehold improvements consist of the following at January 1, 2000:

           Machinery, equipment and tooling                       $   4,869,000
           Office furniture and equipment                             1,974,000
           Artwork, at cost                                             974,000
           Leasehold improvements                                       555,000
                                                                  --------------

                                                                      8,372,000
           Less accumulated depreciation and amortization            (6,057,000)
                                                                  --------------

                                                                  $   2,315,000
                                                                  ==============


           Depreciation and amortization expense of equipment and leasehold improvements for fiscal years 1999 and 1998 was $472,000 and $424,000, respectively.


NOTE 4.    INCOME TAXES

           The Company's provision for income taxes (credits) consists of the following:

                                                       1999            1998
                                                  --------------  --------------
           Current:
             Federal                              $      25,000   $           -
             State                                       51,000         (14,000)
             Foreign                                     14,000          28,000
                                                  --------------  --------------

                                                         90,000          14,000
                                                  --------------  --------------


           Deferred:
             Federal                                   (325,000)              -
             State                                            -               -
                                                  --------------  --------------

                                                  $    (235,000)  $      14,000
                                                  ==============  ==============

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 4.    INCOME TAXES (Continued)

           The reported provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 35% to the consolidated income before provision for income taxes as follows:

                                                                       1999            1998
                                                                  --------------  --------------

           Statutory federal income tax provision                 $     355,000   $      39,000
           Nondeductible amortization of intangibles                    108,000          75,000
           State income taxes, net of federal benefit                    61,000          23,000
           S corporation income exclusion                                     -        (308,000)
           Change in valuation allowance                               (787,000)        183,000
           Nondeductible expenses                                        48,000               -
           Other                                                        (20,000)          2,000
                                                                  --------------  --------------

           Income tax provision                                   $    (235,000)  $      14,000
                                                                  ==============  ==============


           Medical, with the consent of its stockholders, had previously elected to be taxed under sections of the federal and California income tax laws which provide that, in lieu of corporate income taxes, the stockholders separately account for their pro rata share of the Company's items of income, deductions, losses and credits. No significant effect on deferred taxes resulted following the merger and dissolution of Medical.

           The components of the Company's net deferred income tax assets as of January 1, 2000 are as follows:

           Operating loss carryforwards                                           $   2,808,000
           Intangibles                                                                  607,000
           Reserves not currently deductible                                            378,000
           Equipment and leasehold improvements                                         220,000
           Other                                                                        112,000
                                                                                  --------------
                                                                                      4,125,000
           Valuation allowance                                                        2,200,000
                                                                                  --------------

           Net deferred tax assets                                                $   1,925,000
                                                                                  ==============

           The net deferred tax assets have been classified on the accompanying consolidated balance sheet as follows:

           Current assets                                                         $     340,000
           Noncurrent assets                                                          1,585,000
                                                                                  --------------

           Net deferred tax assets                                                $   1,925,000
                                                                                  ==============

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 4.    INCOME TAXES (Continued)

           In assessing the realizability of deferred tax assets, management has estimated that it is more likely than not that approximately $2,200,000 will not be realized. Approximately $1,500,000 of the valuation allowance represents a portion of net operating loss carryforwards attained through a prior business acquisition. As further discussed below, tax law limits the use of an acquired entity's net operating loss carryforwards to subsequent taxable income of the consolidated entity. During 1999, the Company realized approximately $1,225,000 of the total operating loss carryforwards acquired. The realization of this amount was recorded as an offset to the goodwill recorded in connection with this prior acquisition. The remaining portion of net deferred tax assets realized during 1999 represents management's best estimate of projected tax liability over the next three years. However, there can be no assurance that the Company will meet its expectations of future taxable income. Management will continue to evaluate the realizability of the deferred tax assets by assessing the need for and amount of a valuation allowance.

           At January 1, 2000, the Company had approximately $8.3 million in net operating loss carryforwards for federal income tax purposes available to offset future taxable income. Certain of these loss carryforwards are limited to approximately $298,000 annually. Any unused net operating loss is carried forward. As a result of the limitation, it is possible that more than $4,500,000 of the entity's net operating loss may expire without utilization. Loss carryforwards for tax purposes expire in amounts and by fiscal year as follows:
           2003 $909,000; 2004 $2,279,000; 2005 $1,319,000; 2011 $20,000; 2012
           $347,000; 2013 $776,000; 2014 to 2021 $299,000 per year; 2022
           $275,000.


NOTE 5.    LONG-TERM DEBT

           At January 2, 1999, the Company had a credit agreement with a bank which provided for two term loans. One of the term loans has an outstanding balance at January 1, 2000 of $1,620,000, bears interest subject to the bank's yield maintenance agreement (9.14% at January 1, 2000) and requires monthly principal installments of $60,000 plus interest through March 1, 2002, when all principal and interest is due. The other term loan has an outstanding balance at January 1, 2000 of $233,000, bears interest at prime plus .25% (8.75% at January 1, 2000) and requires monthly principal installments of $8,530 plus interest through July 1, 2000, when all principal and interest is due. The agreement is secured by substantially all assets, requires maintenance of a time deposit of $100,000 and is personally guaranteed by the majority stockholder. The agreement also requires the maintenance of certain financial and nonfinancial loan covenants and restricts payment of dividends. The Company was not in compliance with one non financial covenant at year end which was subsequently waived by the bank on April 6, 2000. Future maturities of long-term debt by fiscal year are as follows: 2000 $953,000; 2001 $720,000; and 2002 $180,000.


NOTE 6.    STOCK OPTION PLAN

           The Company has a stock option plan that provides for issuance of options to purchase up to 200,000 shares of its common stock. The plan provides for the granting of options to qualified employees and consultants of the Company at prices that are not less than the fair market value of the shares as of the date of grant. The options become exercisable as specified in the plan, expire not more than ten years from the date of grant and become exercisable over a four-year period (25% per year). No options have been exercised to date. In addition, during 1998 the Company granted nonqualified stock options to purchase 5% of the outstanding stock to an officer at $1.20 per share. At the date of grant, 60% of these options vested immediately and the remaining 40% vest over two to four years.

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 6.    STOCK OPTION PLAN (Continued)

           A summary of the status of the plan and the nonqualified options and changes during fiscal years ended 1999 and 1998 is as follows:

                                                                                      Weighted
                                                                                      average
                                                                      Number          exercise
                                                                    of shares          price
                                                                  --------------  --------------

           OUTSTANDING, January 3, 1998                                  98,200   $        2.90

           Granted at fair value (weighted average fair value
             of $1.36)                                                   70,050            2.13
           Granted below fair value (weighted average fair value
             of $2.09)                                                  265,599            1.20
           Forfeited                                                    (48,600)           2.80
                                                                  --------------  --------------

           OUTSTANDING, January 2, 1999                                 385,249            1.60

           Forfeited                                                     (5,500)           1.97
                                                                  --------------  --------------

           OUTSTANDING, January 1, 2000                                 379,749   $        1.59
                                                                  ==============  ==============

           At January 1, 2000, 85,850 shares were available for future grants under the plan.

           A further summary of options outstanding at January 1, 2000 is as follows:

                    Options Outstanding                        Options Exercisable
----------------------------------------------------------  ------------------------
                                               Weighted
                                 Weighted       average                   Weighted
                                 average       remaining                  average
   Range of          Number      exercise     contractual     Number      exercise
exercise prices    of options     price      life in years  of options     price
-----------------  ----------  ------------  -------------  ----------  ------------

 $ 1.20              265,599   $      1.20           -        214,670   $      1.20
   2.44               50,000          2.44        3.20         12,500          2.44
   3.20               25,400          3.20        6.00         25,400          3.20
   4.37                5,000          4.37        6.00          3,750          4.37
   7.50                  500          7.50        6.75            375          7.50
   1.87 to $ 2.20     16,000          2.17        6.68         11,800          2.17
   2.50                  500          2.50        8.25            125          2.50
   1.25               16,750          1.25        8.75          4,188          1.25
                   ----------                               ----------

                     379,749                                  272,808
                   ==========                               ==========

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 6.    STOCK OPTION PLAN (Continued)

           SFAS No. 123 requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal year 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options with vesting restrictions which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated value. The Company's calculations for the options granted in 1998 were made using the Black-Scholes option-pricing model with the following weighted average assumptions: expected life, 48 months following complete vesting; stock volatility, ranging up to 115% in 1998; risk-free interest rates, ranging from 4.9% to 5.6%; and no dividends during the expected term.

           The calculations are based on a single-option valuation approach and forfeitures are recognized as they occur. If the computed fair value of awards had been amortized to expense over the vesting period of the awards, pro forma net income (loss) of the Company would have been approximately $1,225,000 ($0.23 per basic and diluted share) in fiscal year 1999 and ($77,000) [($0.02) per basic and diluted share] in fiscal year 1998.


NOTE 7.    RELATED-PARTY TRANSACTIONS

           ROYALTY AGREEMENT - The Company is committed under a royalty agreement to pay the majority stockholder royalties of 7% of the net sales of certain products, as defined through the life of the defined products. During 1999 and 1998, the Company incurred royalty expenses of $335,000 and $349,000, respectively, under this agreement.

           CONSULTING AGREEMENT - The Company was committed under a consulting agreement to pay the majority stockholder consulting fees for services rendered in connection with product design and development. During 1998 the Company incurred expenses of $212,000 under this agreement. This agreement was terminated in 1998.

           LEASES - The Company had leased office, manufacturing and warehouse facilities from the majority stockholder under operating lease agreements. Rent expense under these leases was $219,000 and $301,000 in 1999 and 1998, respectively. These leases were terminated in 1999.

           LEGAL SERVICES - During 1999 and 1998, the Company incurred expenses of $0 and $40,000, respectively, for legal services to a firm which employed a member of the Board of Directors.

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 8.    COMMITMENTS AND RENT EXPENSE

           LEASE COMMITMENTS AND RENT EXPENSE - The Company is obligated under the terms of various operating lease agreements for manufacturing, warehouse and office facilities. Certain of these leases provide for rent escalation adjustments. Rent expense, including amounts paid to the majority stockholder, was $759,000 and $649,000 in fiscal years 1999 and 1998, respectively. Minimum future rental payments under these operating lease agreements for the years ending December 31 are as follows: 2000 $472,000; 2001 $413,000; 2002 $420,000; 2003
           $380,000; 2004 $352,000; and thereafter $177,000 (total $2,214,000).

           CONTRACT RESEARCH AND DEVELOPMENT - The Company has agreed to work on a specific research and development project with an unrelated company. The Company anticipates that it will incur $100,000 to $200,000 during fiscal year 2000 in connection with this research and development project.


NOTE 9.    GEOGRAPHIC INFORMATION

           Sales by country for fiscal years ended 1999 and 1998 are as follows:

                                                                       1999            1998
                                                                  --------------  --------------

           United States                                          $  10,214,000   $   9,336,000
           Japan                                                        753,000         808,000
           Other countries, each of which represent less
               than 5% of total net sales                             2,116,000       2,346,000
                                                                  --------------  --------------

                                                                  $  13,083,000   $  12,490,000
                                                                  ==============  ==============


           There were no significant assets held abroad at January 1, 2000 or January 2, 1999.


NOTE 10.   MAJOR CUSTOMERS

           Net sales for fiscal years 1999 and 1998 includes sales to the following major customers (each of which accounted for 10% or more of the total sales of the Company) together with the receivables due from those customers as of January 1, 2000 and January 2, 1999:

                                          1999                            1998
                             ------------------------------  ------------------------------
                                                  Trade                           Trade
                                                Accounts                        Accounts
                                Net Sales      Receivable       Net Sales      Receivable
                             --------------  --------------  --------------  --------------

           Customer A        $   1,980,000   $     286,000   $   2,078,000   $     215,000
                             ==============  ==============  ==============  ==============

           Customer B        $   1,402,000   $     220,000   $   1,529,000   $     119,000
                             ==============  ==============  ==============  ==============

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 11.   MINORITY INTEREST

           On October 1, 1996, a subsidiary of the Company, SLIAC, entered into an Asset Purchase Agreement with Cellco, a Delaware corporation, and acquired the operating assets and liabilities of Cellco in exchange for 10,000 shares of the subsidiary's preferred stock valued at $2,000,000. One of the subsidiary's preferred stockholders contributed its stock with a carrying value of $245,000 to the Company. At January 1, 2000, there is $1,755,000 in preferred stock of the subsidiary outstanding. The preferred stockholders of the subsidiary have the right to put their stock to SLIAC at any time from October 1, 2000 to September 30, 2001 for an aggregate price of $1,755,000. In the event the subsidiary is combined with the Company and the combined company completes an underwritten offering, the preferred stockholders have the right to exchange such stock for 7% of the newly combined company. The preferred shares are nonvoting and have preference over common stockholders as to dividends and liquidation.


NOTE 12.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                       1999            1998
                                                                  --------------  --------------

           Cash paid for:
               Income taxes                                       $      85,000   $      50,000
                                                                  ==============  ==============

               Interest                                           $     222,000   $     294,000
                                                                  ==============  ==============

           Supplemental schedule of noncash activities:
               Stockholder's contribution of additional capital
                 from the proceeds of stockholder distributions   $           -   $      72,000
                                                                  ==============  ==============

               Stock issued in exchange for debt                  $           -   $     552,000
                                                                  ==============  ==============

               Stock issued in exchange for accrued interest      $           -   $     159,000
                                                                  ==============  ==============

               Note payable to majority stockholder offset
                 against advances to majority stockholder         $           -   $     134,000
                                                                  ==============  ==============

               Accrued royalties to majority stockholder offset
                 against advances to majority stockholder         $           -   $      74,000
                                                                  ==============  ==============

               Contribution of 21% ownership in Chromatography
                 by majority stockholder in exchange for
                 advances to majority stockholder                 $           -   $      46,000
                                                                  ==============  ==============

               Increase in deferred taxes offset against
                 acquired goodwill                                $   1,225,000   $           -
                                                                  ==============  ==============

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 13.   PRODUCT GROUP INFORMATION

           The Company's product groups are based on specific product characteristics and are grouped into laboratory products and operating room disposable products. Laboratory products consist primarily of (1) membranes used to concentrate, separate and purify dissolved or suspended molecules that are sold primarily to laboratories and (2) hollow fiber membrane devices that allow components retained by a membrane to be concentrated, including filters utilized for micro and ultrafiltration separations that are sold to biotech and pharmaceutical companies. Operating room disposable products consist of sterile plastic surgical drapes and cloth bandages that are sold primarily to hospitals.

           Revenue by product group is as follows:

                                                                       1999            1998
                                                                  --------------  --------------

           Laboratory products                                    $  11,331,000   $  10,867,000
           Operating room disposable products                         1,752,000       1,623,000
                                                                  --------------  --------------

                                                                  $  13,083,000   $  12,490,000
                                                                  ==============  ==============

NOTE 14.   VALUATION AND QUALIFYING ACCOUNT INFORMATION

           Following is information regarding the Company's allowance for doubtful accounts:

                                     Balance at      Provision          Net
                                     beginning       charged to     Recoveries      Balance at
                                      of year         expense      (Charge-offs)   end of year
                                  --------------  --------------  --------------  --------------

           Fiscal year:
               1999               $     125,000   $      15,000   $       3,000   $     143,000
                                  ==============  ==============  ==============  ==============
               1998               $     198,000   $      55,000   $    (128,000)  $     125,000
                                  ==============  ==============  ==============  ==============