Form 10QSB
period 2000-04-01
SPECTRUM LABORATORIES INC /CA
filed 2000-05-15
CIK 319013

--------------------------------------------------------------------------------

                        SECURITES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

 X   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
---  OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2000

                                       OR

        TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
---

                          COMMISSION FILE NUMBER 0-9478
                          -----------------------------

                           SPECTRUM LABORATORIES, INC.
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                   95-4718363
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


           18617 BROADWICK STREET, RANCHO DOMINGUEZ, CALIFORNIA 90220
           (Address of principal executive offices)           (zip code)

       Registrant's telephone number, including area code: (310) 885-4600

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No
   ---   ---

  Number of shares of Common Stock outstanding as of April 30, 2000: 5,311,968

--------------------------------------------------------------------------------

Spectrum Laboratories, Inc.


                                                                            Page
                                                                            ----

Part I  -  FINANCIAL INFORMATION

Item 1.    Financial Statements
           Consolidated Balance Sheet as of April 1, 2000                      3
           Consolidated Statements of Income for the Three Months Ended
            April 1, 2000 and April 3, 1999                                    4
           Consolidated Statements of Cash Flows for the Three Months
            Ended April 1, 2000 and April 3, 1999                              5
           Notes to Consolidated Statements                                    6

Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                          7

Part II -  OTHER  INFORMATION

Item 1.    Legal Proceedings                                                   8
Item 2.    Changes in Securities                                               8
Item 3.    Defaults Upon Senior Securities                                     8
Item 4.    Submission of Matters to a Vote of Security Holders                 8
Item 5.    Other Information                                                   8
Item 6.    Exhibits and Reports on Form 8-K                                    8
Signature                                                                      9

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                           SPECTRUM LABORATORIES, INC.
                           CONSOLIDATED BALANCE SHEET
                               AS OF APRIL 1, 2000
                    (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE)
                                   (UNAUDITED)


      ASSETS
      CURRENT ASSETS
           Cash and cash equivalents                              $         409
           Accounts receivable                                            1,795
           Inventories                                                    2,311
           Prepaid expenses                                                 260
           Deferred taxes                                                   340
                                                                  --------------

           Total current assets                                           5,115

      Equipment and leasehold improvements                                2,272
      Goodwill                                                            1,266
      Deferred taxes                                                      1,585
      Other assets                                                          156
                                                                  --------------

           TOTAL ASSETS                                           $      10,394
                                                                  ==============

      LIABILITIES AND STOCKHOLDERS' EQUITY
      CURRENT LIABILITIES
           Current portion of long-term debt                      $         927
           Accounts payable                                                 524
           Accrued expenses and other current liabilities                   948
                                                                  --------------

           Total current liabilities                                      2,399

      LONG-TERM DEBT, less current portion                                  720

      MINORITY INTEREST                                                   1,755

      STOCKHOLDERS' EQUITY
           Common stock, par value $.01: 25,000,000 shares
              authorized; 5,311,968 issued and outstanding                   53
           Preferred stock, par value $.01: 10,000,000
              shares authorized;
              None issued or outstanding
           Additional paid-in capital                                     8,368
           Accumulated deficit                                           (2,901)
                                                                  --------------

      TOTAL STOCKHOLDERS' EQUITY                                          5,520
                                                                  --------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $      10,394
                                                                  ==============

                           SPECTRUM LABORATORIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               THREE MONTHS ENDED APRIL 1, 2000 AND APRIL 3, 1999
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                       2000            1999
                                                  --------------  --------------

  NET SALES                                       $       3,371   $       3,297

  COSTS AND EXPENSES
    Cost of sales                                         1,717           1,671
    Selling                                                 319             340
    General and administrative                              766             731
    Research and development                                161             163
    Other expense, primarily interest                        30              48
                                                  --------------  --------------

    Total costs and expenses                              2,993           2,953

  Income before provision for income taxes                  378             344

  Provision for income taxes                                151             141
                                                  --------------  --------------

  Net income                                      $         227   $         203
                                                  ==============  ==============



  Earnings per share
      Basic                                       $         .04   $         .04
                                                  ==============  ==============
      Diluted                                     $         .04   $         .04
                                                  ==============  ==============

  Weighted average shares outstanding
      Basic                                               5,312           5,312
                                                  ==============  ==============
      Diluted                                             5,447           5,459
                                                  ==============  ==============

                           SPECTRUM LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               THREE MONTHS ENDED APRIL 1, 2000 AND APRIL 3, 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                       2000            1999
                                                  --------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                        $         227   $         203
Adjustments to reconcile net income to net cash
    provided by operating activities:
Depreciation and amortization                               135             175
Noncash compensation                                         21              10
Change in assets and liabilities:
Increase in accounts receivables                           (287)            (35)
Decrease in inventories                                      78             119
Decrease (increase) in prepaid expenses                      27             (80)
Decrease (increase) in other assets                          11             (28)
Decrease in accounts payable                               (287)            (45)
Increase in accrued expenses and other current
  liabilities                                               211             220
                                                  --------------  --------------

Net cash provided by operating activities                   136             539
                                                  --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of equipment and leasehold
  improvements                                              (71)            (75)
Advances to principal shareholder                                           (39)
Proceeds from the sale of equipment                                          29
                                                  --------------  --------------

Net cash used in investing activities                       (71)            (85)
                                                  --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt                                 (206)           (266)
                                                  --------------  --------------

Net cash used in financing activities                      (206)           (266)
                                                  --------------  --------------


NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                              (141)            188

CASH AND CASH EQUIVALENTS, beginning of period              550             855
                                                  --------------  --------------

CASH AND CASH EQUIVALENTS, end of period          $         409   $       1,043
                                                  ==============  ==============

NOTES TO CONSOLIDATED STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited financial statements consolidate the accounts of Spectrum Laboratories, Inc. and its subsidiaries, SLI Acquisition Corp., Spectrum Europe B.V. and Spectrum Chromatography (collectively, the Company). All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of April 1, 2000 and the results of its operations and its cash flows for the three months ended April 1, 2000 and April 3, 1999. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures in the unaudited interim financial statements are adequate to make the information presented not misleading.

Note 2 - Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or net realizable value and are composed of the following (in thousands):

                   Raw materials                  $       1,312
                   Work in progress                         191
                   Finished goods                           808
                                                  --------------

                                                  $       2,311
                                                  ==============

Note 3 - Earnings per Share

Basic earnings per share is computed by dividing the net income attributable to the common stockholders by the weighted average number of common shares outstanding during the period. There is no adjustment in the net income attributable to common stockholders. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options (134,822 and 146,592 shares in the 2000 and 1999, fiscal periods, respectively).

Note 4 - Income Taxes

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

Note 5 - Product Group Information

The Company's product groups are based on specific product characteristics and are grouped into laboratory products and operating room disposable products. Laboratory products consist primarily of: (1) membranes used to concentrate, separate and purify dissolved or suspended molecules that are sold primarily to laboratories and (2) hollow fiber membrane devices that allow components retained by a membrane to be concentrated including filters utilized for micro and ultrafiltration separations that are sold to biotech and pharmaceutical companies. Operating room disposable products consist primarily of sterile plastic surgical drapes and cloth bandages that are sold primarily to hospitals.

Revenue by product group is as follows (in thousands):

                                                       2000            1999
                                                  --------------  --------------

Laboratory products                               $       2,910   $       2,874
Operating room disposable products                          461             423
                                                  --------------  --------------

                                                  $       3,371   $       3,297
                                                  ==============  ==============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements of Spectrum Laboratories, Inc. and Notes thereto contained elsewhere within this Report on Form 10-QSB. Except for the historical information contained herein, the following discussion may contain forward-looking statements that involve risks and uncertainties. The actual future results of the Company could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and those factors discussed in the Company's Form 10-KSB for the year ended January 1, 2000 as filed with the Securities and Exchange Commission and, from time to time, in the Company's other reports on file with the Commission.

Results of Operations

Net sales and costs and expenses - There have been no significant changes in net sales, including quantities and prices, or in costs and expenses for the three months ended April 1, 2000 as compared to the three months ended April 3, 1999.

Income taxes - The Company has applied a valuation allowance on its net deferred tax assets which exceed the recoverability of those assets from estimated future taxable income for the next three years. This valuation allowance could change substantially in future years due to changes in estimates of future taxable income and changes in the components of the deferred tax assets. Accordingly, income taxes as a percentage of income before income taxes could vary significantly in future years.

Liquidity and Capital Resources

During the first quarter of fiscal 2000, the Company generated approximately $136,000 of cash from operating activities. Net income before non-cash expenses of depreciation and amortization was the primary source of these cash flows, which was offset by a $247,000 net increase in operating assets.

The Company has two loans with a bank under a loan agreement. One of the loans, with a balance of approximately $207,000 at April 1, 2000, matures on July 1, 2000. The Company expects to request an extension of the maturity date but, while such requests have been granted in the past, there is no assurance that such request, if made, will be granted.

The Company believes that cash on hand and cash expected to be generated from operations will be sufficient to meet operating cash requirements for the next twelve months, subject to the following.

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


Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         The Company is party to various claims and litigation that arise in the normal course of business. While any litigation contains an element of uncertainty, management believes that the ultimate outcome of these claims and litigation will not have a material adverse effect on the Company's results of operations or financial condition.

Item 2.  Change in Securities
         None

Item 3.  Defaults upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and reports on Form 8-K

         (a) Exhibits - None

         (b) The Company filed no reports on Form 8-K filed during the quarter ended April 1, 2000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECTRUM LABORATORIES, INC.
(Registrant)




/s/  F. Jesus Martinez
----------------------
Signature

F. Jesus Martinez
President

Date:  May 10, 2000




/s/  Larry D. Womack
----------------------
Signature

Larry D. Womack
Vice President Finance

Date:  May 10, 2000