Form 10QSB
period 2000-06-30
SPECTRUM LABORATORIES INC /CA
filed 2000-08-14
CIK 319013

--------------------------------------------------------------------------------

                        SECURITES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 X    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
---   OF 1934


                   FOR THE QUARTERLY PERIOD ENDED JULY 1, 2000

                                       OR

 X    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
---

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

   Number of shares of Common Stock outstanding as of July 31, 2000: 5,311,968

--------------------------------------------------------------------------------

Spectrum Laboratories, Inc.



Page
----
Part I    -     FINANCIAL INFORMATION

Item 1.         Financial Statements
                Consolidated Balance Sheet as of July 1, 2000                 3
                Consolidated Statements of Income for the Three and Six
                  Months Ended July 1, 2000 and July 3, 1999                  4
                Consolidated Statements of Cash Flows for the Six Months
                  Ended July 1, 2000 and July 3, 1999                         5
                Notes to Consolidated Statements                              6

Item 2.         Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                        7

Part II   -     OTHER  INFORMATION

Item 1.         Legal Proceedings                                             8
Item 2.         Changes in Securities                                         8
Item 3.         Defaults Upon Senior Securities                               8
Item 4.         Submission of Matters to a Vote of Security Holders           8
Item 5.         Other Information                                             8
Item 6.         Exhibits and Reports on Form 8-K                              8
Signature                                                                     9

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                           SPECTRUM LABORATORIES, INC.
                           CONSOLIDATED BALANCE SHEET
                               AS OF JULY 1, 2000
                    (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE)
                                   (UNAUDITED)


      ASSETS
      CURRENT ASSETS
           Cash and cash equivalents                               $        697
           Accounts receivable                                            1,789
           Inventories                                                    2,332
           Prepaid expenses                                                 256
           Deferred taxes                                                   340
                                                                   -------------

           Total current assets                                           5,414

      Equipment and leasehold improvements                                2,257
      Goodwill                                                            1,246
      Deferred taxes                                                      1,585
      Other assets                                                           61
                                                                   -------------

      TOTAL ASSETS                                                 $     10,563
                                                                   =============

      LIABILITIES AND SHAREHOLDERS' EQUITY
      CURRENT LIABILITIES
           Current portion of long-term debt                       $        823
           Accounts payable                                                 487
           Accrued expenses and other current liabilities                 1,017
                                                                   -------------

           Total current liabilities                                      2,327


      LONG-TERM DEBT, less current portion                                  619

      MINORITY INTEREST                                                   1,755

      STOCKHOLDERS' EQUITY
           Common stock, par value $.01:  25,000,000 shares
              authorized; 5,311,968 issued and outstanding                   53
           Preferred stock, par value $.01: 10,000,000
              shares authorized; None issued or outstanding
           Additional paid in capital                                     8,390
           Accumulated deficit                                           (2,581)
                                                                   -------------

      TOTAL STOCKHOLDERS' EQUITY                                          5,862
                                                                   -------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $     10,563
                                                                   =============

                                          SPECTRUM LABORATORIES, INC.
                                       CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                                  (UNAUDITED)


                                                         Three Months Ended              Six Months Ended
                                                    ----------------------------    ----------------------------
                                                       July 1         July 3           July 1          July 3
                                                        2000           1999             2000            1999
                                                    -------------  -------------    -------------  -------------
NET SALES                                           $      3,447   $      3,415     $      6,818   $      6,712

COSTS AND EXPENSES
    Cost of sales                                          1,742          1,724            3,459          3,395
    Selling                                                  315            450              634            790
    General and administrative                               689            727            1,455          1,458
    Research and development                                 141            180              302            343
    Other expense, primarily interest                         27             40               57             88
                                                    -------------  -------------    -------------  -------------

    Total costs and expenses                               2,914          3,121            5,907          6,074

Income before provision for income taxes                     533            294              911            638

Provision for income taxes                                   213            114              364            255
                                                    -------------  -------------    -------------  -------------

Net income                                          $        320   $        180     $        547   $        383
                                                    =============  =============    =============  =============



Earnings per share
    Basic                                           $        .06   $        .03     $        .10   $        .07
                                                    =============  =============    =============  =============
    Diluted                                         $        .06   $        .03     $        .10   $        .07
                                                    =============  =============    =============  =============

Weighted average shares outstanding
    Basic                                                  5,312          5,312            5,312          5,312
                                                    =============  =============    =============  =============
    Diluted                                                5,461          5,458            5,454          5,458
                                                    =============  =============    =============  =============

                           SPECTRUM LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 SIX MONTHS ENDED JULY 1, 2000 AND JULY 3, 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                        2000           1999
                                                                   -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $        547   $        383
Adjustments to reconcile net income to net cash provided by
    operating activities:
Depreciation and amortization                                               273            345
Noncash compensation                                                         43             20
Change in assets and liabilities:
Increase in accounts receivables                                           (281)          (134)
Decrease (increase) in inventories                                           57            (18)
Decrease (increase) in prepaid expenses                                      31           (149)
Decrease (increase) in other assets                                           6            (31)
(Decrease) increase in accounts payable                                    (324)           381
Increase in accrued expenses and other current liabilities                  281            235
                                                                   -------------  -------------

Net cash provided by operating activities                                   633          1,032
                                                                   -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of equipment and leasehold improvements                       (175)          (195)
Advances to principal shareholder                                                          (80)
Proceeds from the sale of equipment                                                         29
                                                                   -------------  -------------

Net cash used in investing activities                                      (175)          (246)
                                                                   -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt                                                 (411)          (472)
Decrease in restricted cash                                                 100
                                                                   -------------  -------------

Net cash used in financing activities                                      (311)          (472)
                                                                   -------------  -------------


NET INCREASE IN CASH AND CASH EQUIVALENTS                                   147            314

CASH AND CASH EQUIVALENTS, beginning of period                              550            855
                                                                   -------------  -------------

CASH AND CASH EQUIVALENTS, end of period                           $        697   $      1,169
                                                                   =============  =============

NOTES TO CONSOLIDATED STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited financial statements consolidate the accounts of Spectrum Laboratories, Inc. and its subsidiaries, SLI Acquisition Corp., Spectrum Europe B.V. and Spectrum Chromatography (collectively, the Company). All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of July 1, 2000 and the results of its operations and its cash flows for the three and six months ended July 1, 2000 and July 3, 1999. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures in the unaudited interim financial statements are adequate to make the information presented not misleading.

Note 2 - Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or net realizable value and are composed of the following (in thousands):

                   Raw materials                    $      1,251
                   Work in progress                          298
                   Finished goods                            783
                                                    -------------

                                                    $      2,332
                                                    =============

Note 3 - Earnings per Share

Basic earnings per share is computed by dividing the net income attributable to the common stockholders by the weighted average number of common shares outstanding during the period. There is no adjustment in the net income attributable to common stockholders. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options (148,929 and 141,876 shares in the year 2000 three and six-month periods, respectively, and 145,642 and 146,117 in the year 1999 three and six-month periods, respectively).

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

Note 5 - Stock Option Plan

During the quarter ended July 1, 2000, the Company adopted a new 2000 Stock Option Plan reserving 300,000 shares of common stock for option grants to its key employees, directors and consultants. Exercise prices for the stock options will not be less than 100% of the fair market value of the stock on the date of grant. During the quarter ended July 1, 2000, the Company granted 284,200 options under this Plan. The Company's fair value of $1.29 per option granted was estimated using the Black-Scholes option-pricing model with the following assumptions: expected lives of ten years, no dividends, expected amounts to be exercised of 100%, risk-free interest rate of 6.51% and expected volatility of 35%.

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

Revenue by product group is as follows (in thousands):

                                                         Three Months Ended              Six Months Ended
                                                    ----------------------------    ----------------------------
                                                       July 1,        July 3,          July 1,         July 3,
                                                        2000           1999             2000            1999
                                                    -------------  -------------    -------------  -------------
Laboratory products                                 $      2,991   $      2,940     $      5,901   $      5,814
Operating room disposable products                           456            475              917            898
                                                    -------------  -------------    -------------  -------------

                                                    $      3,447   $      3,415     $      6,818   $      6,712
                                                    =============  =============    =============  =============


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained elsewhere within this Report on Form 10-QSB. Except for the historical information contained herein, the following discussion may contain forward-looking statements that involve risks and uncertainties. The actual future results of the Company could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and those factors discussed in the Company's Form 10-KSB for the year ended January 1, 2000, as filed with the Securities and Exchange Commission and, from time to time, in the Company's other reports on file with the Commission.

Results of Operations

Net sales - There have been no significant changes in net sales, including quantities and prices, for the three and six-month periods ending July 1, 2000, as compared to the respective three and six-month periods of the prior year.

Selling expenses - Selling expenses decreased for the current year three and six-month periods as compared to the respective periods of the prior year primarily as a result of decreased product catalog costs.

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

Liquidity and Capital Resources

During the first six months of fiscal 2000, the Company generated approximately $633,000 of cash from operating activities. Net income before non-cash expenses of depreciation and amortization was the primary source of these cash flows, which was offset by a $230,000 net increase in operating assets.

The Company has two loans with a bank under a loan agreement. One of the loans, with a balance of approximately $182,000 at July 1, 2000, matured on July 1, 2000 and was replaced by a loan that matures on April 1, 2002.

The Company believes that cash on hand and cash expected to be generated from operations will be sufficient to meet operating cash requirements for the next twelve months, subject to the following.

In October 1996, a subsidiary of the Company, SLI Acquisition Corp. (SLIAC), acquired certain assets and liabilities of Cellco, Inc., a Delaware corporation, in exchange for 10,000 shares of SLIAC's preferred stock valued at $2,000,000. At July 1, 2000, there is $1,755,000 of the preferred stock still outstanding. Beginning October 1, 2000, and continuing until September 30, 2001, the holders of the preferred stock have the right to put their stock to SLIAC for an aggregate price of $1,755,000. In the event SLIAC is combined with the Company and the combined company completes an underwritten offering, the preferred stockholders have the right to exchange such stock for 7% of the newly combined company. If the preferred stockholders convert their stock wholly, or in a substantial portion, to a cash payment, the Company would most probably be required to obtain additional funds from outside sources and there is no assurance that such financing, if necessary, could be obtained.


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

Item 3.  Defaults upon Senior Securities
         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and reports on Form 8-K

         (a)  Exhibits

              Exhibit 10.22 - Second amendment, dated July 1, 2000, to the credit agreement, dated December 22, 1998, between the Company and City National Bank

              Exhibit 10.23 - The Company's 2000 Stock Option Plan

         (b) The Company filed no reports on Form 8-K filed during the quarter ended July 1, 2000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECTRUM LABORATORIES, INC.
(Registrant)




/s/  F. Jesus Martinez
----------------------
Signature

F. Jesus Martinez
President

Date:  August 10, 2000



/s/  Larry D. Womack
----------------------
Signature

Larry D. Womack
Vice President Finance

Date:  August 10, 2000