Form 10QSB
period 2000-09-30
SPECTRUM LABORATORIES INC /CA
filed 2000-11-13
CIK 319013

--------------------------------------------------------------------------------


                        SECURITES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X]        QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]


 Number of shares of Common Stock outstanding as of October 31, 2000: 5,311,968

--------------------------------------------------------------------------------

Spectrum Laboratories, Inc.


                                                                            Page
                                                                            ----
Part I    -  FINANCIAL INFORMATION

Item 1.      Financial Statements
             Consolidated Balance Sheet as of September 30, 2000              3
             Consolidated Statements of Income for the Three and Nine
               Months Ended September 30, 2000 and October 2, 1999            4
             Consolidated Statements of Cash Flows for the Nine Months
               Ended September 30, 2000 and October 2, 1999                   5
             Notes to Consolidated Statements                                 6

Item 2.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      7

Part II   -  OTHER  INFORMATION

Item 1.      Legal Proceedings                                                8
Item 2.      Changes in Securities                                            8
Item 3.      Defaults Upon Senior Securities                                  8
Item 4.      Submission of Matters to a Vote of Security Holders              8
Item 5.      Other Information                                                8
Item 6.      Exhibits and Reports on Form 8-K                                 8
Signature                                                                     9

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                           SPECTRUM LABORATORIES, INC.
                           CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2000
                    (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE)
                                   (UNAUDITED)


ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                     $      1,244
     Accounts receivable                                                  1,539
     Inventories                                                          2,285
     Prepaid expenses                                                       188
     Deferred taxes                                                         340
                                                                   -------------

     Total current assets                                                 5,596

Equipment and leasehold improvements                                      2,250
Goodwill                                                                  1,225
Deferred taxes                                                            1,755
Other assets                                                                 56
                                                                   -------------

     TOTAL ASSETS                                                  $     10,882
                                                                   =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Current portion of long-term debt                             $        822
     Accounts payable                                                       490
     Accrued expenses and other current liabilities                         705
                                                                   -------------

     Total current liabilities                                            2,017

LONG-TERM DEBT, less current portion                                        414

MINORITY INTEREST                                                         1,755

SHAREHOLDERS' EQUITY
     Common stock, par value $.01:  25,000,000 shares authorized;
        5,311,968 issued and outstanding                                     53
     Preferred stock, par value $.01: 10,000,000 shares authorized;
        none issued or outstanding
     Additional paid in capital                                           8,414
     Accumulated deficit                                                 (1,771)
                                                                   -------------

TOTAL SHAREHOLDERS' EQUITY                                                6,696
                                                                   -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $     10,882
                                                                   =============

                                            SPECTRUM LABORATORIES, INC.
                                         CONSOLIDATED STATEMENTS OF INCOME
                                   (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                                    (UNAUDITED)

                                                  Three Months Ended              Nine Months Ended
                                               ------------------------       -------------------------
                                                Sep. 30         Oct. 2         Sep. 30          Oct. 2
                                                 2000            1999            2000            1999
                                               ---------       ---------      ---------       ---------
NET SALES                                      $  3,198        $  3,315       $ 10,016        $ 10,027

COSTS AND EXPENSES
    Cost of sales                                 1,673           1,632          5,132           5,027
    Selling                                         277             360            911           1,150
    General and administrative                      702             785          2,157           2,243
    Research and development                        167             166            469             509
    Other expense, primarily interest                28              31             85             119
                                               ---------       ---------      ---------       ---------

    Total costs and expenses                      2,847           2,974          8,754           9,048

Income before provision for income taxes            351             341          1,262             979

Provision (credit) for income taxes                (459)            136            (95)            391
                                               ---------       ---------      ---------       ---------

Net income                                     $    810        $    205       $  1,357        $    588
                                               =========       =========      =========       =========



Earnings per share
    Basic                                      $    .15        $    .04       $    .26        $    .11
                                               =========       =========      =========       =========
    Diluted                                    $    .15        $    .04       $    .25        $    .11
                                               =========       =========      =========       =========

Weighted average shares outstanding
    Basic                                         5,312           5,312          5,312           5,312
                                               =========       =========      =========       =========
    Diluted                                       5,420           5,457          5,443           5,458
                                               =========       =========      =========       =========


                                              SPECTRUM LABORATORIES, INC.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                               NINE MONTHS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2, 1999
                                                    (IN THOUSANDS)
                                                      (UNAUDITED)

                                                                               2000                   1999
                                                                         ----------------       ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $         1,357        $           588
Adjustments to reconcile net income to net cash provided by
    operating activities:
Depreciation and amortization                                                        457                    522
Noncash compensation                                                                  67                     30
Deferred taxes                                                                      (170)
Change in assets and liabilities:
Increase in accounts receivable                                                      (31)                   (90)
Decrease (increase) in inventories                                                   104                   (353)
Decrease (increase) in prepaid expenses                                               99                   (162)
Decrease (increase) in other assets                                                   11                    (30)
(Decrease) increase in accounts payable                                             (321)                   147
(Decrease) increase in accrued expenses and other current liabilities                (32)                   283
                                                                         ----------------       ----------------

Net cash provided by operating activities                                          1,541                    935
                                                                         ----------------       ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of equipment and leasehold improvements                                (330)                  (443)
Proceeds from the sale of equipment                                                                          29
Advances to principal shareholder                                                                          (115)
                                                                         ----------------       ----------------

Net cash used in investing activities                                               (330)                  (529)
                                                                         ----------------       ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt                                                          (617)                  (677)
Decrease in restricted cash                                                          100
                                                                         ----------------       ----------------

Net cash used in financing activities                                               (517)                  (677)
                                                                         ----------------       ----------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 694                   (271)

CASH AND CASH EQUIVALENTS, beginning of period                                       550                    855
                                                                         ----------------       ----------------

CASH AND CASH EQUIVALENTS, end of period                                 $         1,244        $           584
                                                                         ================       ================

NOTES TO CONSOLIDATED STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited financial statements consolidate the accounts of Spectrum Laboratories, Inc. and its subsidiaries, SLI Acquisition Corp., Spectrum Europe B.V. and Spectrum Chromatography (collectively, the Company). All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2000, the results of its operations for the three and nine months ended September 30, 2000 and October 2, 1999 and its cash flows for the nine months ended September 30, 2000 and October 2, 1999. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures in the unaudited interim financial statements are adequate to make the information presented not misleading.

Note 2 - Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or net realizable value and are composed of the following (in thousands):

                   Raw materials                                  $ 1,228
                   Work in progress                                   216
                   Finished goods                                     841
                                                                  --------

                                                                  $ 2,285
                                                                  ========
Note 3 - Earnings per Share

Basic earnings per share is computed by dividing the net income attributable to the common stockholders by the weighted average number of common shares outstanding during the period. There is no adjustment in the net income attributable to common stockholders. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options (108,506 and 130,752 shares in the year 2000 three and nine-month periods, respectively, and 145,189 and 145,808 in the year 1999 three and nine-month periods, respectively).

Note 4 - Income Taxes

In assessing the realizability of deferred tax assets, management previously estimated that it was more likely than not that approximately $2,200,000 would not be realized. At September 30, 2000, management reassessed the realizability of its deferred tax assets in consideration of historical and current estimated federal taxable income. Management also considered current operations and profitability and the related effect on future federal taxable income. As a result of these considerations, management has estimated increased realizability of the Company's deferred tax assets. During the quarter ended September 30, 2000, the Company reversed $600,000 of the deferred tax valuation allowance by recording a credit to the income tax provision. The remaining $1,500,000 valuation allowance represents a portion of net operating loss carryforwards attained through a prior business acquisition. As further discussed below, tax law limits the use of an acquired entity's net operating loss carryforwards to subsequent taxable income of the consolidated entity.

At January 1, 2000, the Company had approximately $8.3 million in net operating loss carryforwards for federal income tax purposes available to offset future taxable income. Certain of these loss carryforwards are limited to approximately $298,000 annually. Any unused net operating loss is carried forward. As a result of the limitation, it is anticipated that more than $4,500,000 of the entity's net operating loss carryforwards will expire without utilization. Loss carryforwards for tax purposes expire in amounts and by fiscal year as follows:
2003 $909,000; 2004 $2,279,000; 2005 $1,319,000; 2011 $20,000; 2012 $347,000;
2013 $776,000; 2014 to 2021 $299,000 per year; 2022 $275,000.


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

Revenue by product group is as follows (in thousands):

                                           Three Months Ended           Nine Months Ended
                                         ----------------------      ----------------------
                                         Sep. 30,      Oct. 2,       Sep. 30,      Oct. 2,
                                           2000          1999          2000          1999
                                         --------      --------      --------      --------
Laboratory products                      $ 2,777       $ 2,888       $ 8,678       $ 8,702
Operating room disposable products           421           427         1,338         1,325
                                         --------      --------      --------      --------

                                         $ 3,198       $ 3,315       $10,016       $10,027
                                         ========      ========      ========      ========

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


Results of Operations

Net sales - There have been no significant changes in net sales, including quantities and prices, for the three and nine-month periods ending September 30, 2000, as compared to the respective three and nine-month periods of the prior year.

Selling expenses - Selling expenses decreased for the current year three and nine-month periods as compared to the respective periods of the prior year primarily as a result of decreased product catalog costs.

General and administrative expenses - General and administrative expenses decreased for the current year three and nine-month periods as compared to the respective periods of the prior year primarily as a result of relocation costs incurred in the third quarter of last year.

Income taxes - The income tax provision for the current year three and nine-month periods, as a percentage to income before income taxes, is a credit as a result of management's reassessment of the realizability of its deferred tax assets. During the quarter ended September 30, 2000, the Company reversed $600,000 of the deferred tax valuation allowance by recording a credit to the income tax provision. The nine-month income tax provision (credit) represents the Company's state tax provision of 6% of pretax income, net of the $600,000 decrease in the deferred tax asset valuation allowance. It is expected that the tax rate as a percentage of pretax income will be approximately 40% for future years.

Liquidity and Capital Resources

During the first nine months of fiscal 2000, the Company generated approximately $1,541,000 of cash from operating activities. Net income before non-cash expenses of depreciation and amortization was the primary source of these cash flows, which was offset by a $170,000 increase in net operating assets.

The Company believes that cash on hand and cash expected to be generated from operations will be sufficient to meet operating cash requirements for the next twelve months, subject to the following.

In October 1996, a subsidiary of the Company, SLI Acquisition Corp. (SLIAC), acquired certain assets and liabilities of Cellco, Inc., a Delaware corporation, in exchange for 10,000 shares of SLIAC's preferred stock valued at $2,000,000. At September 30, 2000, there is $1,755,000 of the preferred stock still outstanding. Beginning October 1, 2000, and continuing until September 30, 2001, the holders of the preferred stock have the right to put their stock to SLIAC for an aggregate price of $1,755,000. In the event SLIAC is combined with the Company and the combined company completes an underwritten offering, the preferred stockholders have the right to exchange such stock for 7% of the newly combined company. If the preferred stockholders convert their stock wholly, or in a substantial portion, to a cash payment, the Company would most probably be required to obtain additional funds from outside sources and there is no assurance that such financing, if necessary, could be obtained.


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

Item 2.  Change in Securities
         None

Item 3.  Defaults upon Senior Securities
         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         On July 17, 2000, the Company held an annual shareholders' meeting. Three matters were approved at the meeting with, in each case, 4,320,218 votes being in favor. There were no votes against nor any abstentions. The items approved at the meeting were the Company's Year 2000 Stock Option Plan, McGladrey & Pullen, LLP as the Company's independent auditors and the election of the Company's Directors. The Directors elected were:
           Roy T. Eddleman
           Thomas V. Girardi, J.D.
           Jay Henis, Ph.D.
           Walter J. Lack, J.D.
           Jack Whitescarver, Ph.D.

Item 5.  Other Information
         None

Item 6.  Exhibits and reports on Form 8-K

         (a)      Exhibits - None

         (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 2000

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECTRUM LABORATORIES, INC.
(Registrant)




/s/  F. Jesus Martinez
----------------------
Signature

F. Jesus Martinez
President

Date:  November 10, 2000



 /s/  Larry D. Womack
 --------------------
Signature

Larry D. Womack
Vice President Finance

Date:  November 10, 2000