Form 10KSB
period 2000-12-30
SPECTRUM LABORATORIES INC /CA
filed 2001-04-09
CIK 319013

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 30, 2000

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

      State issuer's revenues for its most recent fiscal year: $13,440,000

The aggregate market value of voting stock held by nonaffiliates of the registrant is $179,030 as of February 28, 2001, based on the $2.00 per share closing price for the Common Stock in the over-the-counter market on such date, representing 89,515 shares held by nonaffiliates.

Number of shares of Common Stock outstanding as of February 28, 2001:  5,311,968

                                TABLE OF CONTENTS
                            FORM 10-KSB ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 30, 2000
                           SPECTRUM LABORATORIES, INC.

Item No.                                                                    Page
--------                                                                    ----
PART I
   1.    DESCRIPTION OF BUSINESS                                              3
   2.    DESCRIPTION OF PROPERTY                                              7
   3.    LEGAL PROCEEDINGS                                                    7
   4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  7
PART II
   5.    MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS             7
   6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATION                                           8
   7.    FINANCIAL STATEMENTS                                                 9
   8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE                                           9
PART III
   9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT                  10
   10.   EXECUTIVE COMPENSATION                                               11
   11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT       12
   12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                       13
   13.   EXHIBITS AND REPORTS ON FORM 8-K                                     13

THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS, UNCERTAINTIES AND ASSUMPTIONS THE REALIZATION OF WHICH MAY BE IMPACTED BY CERTAIN FACTORS INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH IN
ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

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

BUSINESS
--------

The Company is a leader in the development and commercialization of proprietary tubular membranes and membrane devices for existing and emerging life sciences applications. These products are used by life science research laboratories for emerging applications for molecular/biological separations, fluid purification and cell expansion/bioreactors. The Company's platform technology allows it to create membranes and devices to meet a wide range of performance criteria and to integrate the devices into systems for life sciences applications. The Company's fundamental strengths are based on the control of material, membrane characteristics, surface modification, device properties, biological utility and cell maintenance know-how.

The Company's proprietary products are used for research by OEM manufacturers and for Process Separations of pharmaceutical compounds. Most laboratory products are sold through laboratory distributors. OEM and private label products are sold primarily to manufacturers. They include re-sale versions of the Company's laboratory products as well as specially designed membrane products. Process or scale-up separation products are sold to pharmaceutical and diagnostic manufacturers for process development and manufacturing. The Process Separation products also include the necessary systems for operating the separation application. Both OEM and Process products are sold directly by the Company. The Company's products and trademarks, Spectra/Por, Cellmax and KrosFlo are well-known and used throughout the world for purification of proteins, cells expansion, encapsulation and diagnostic particles separation. Company personnel work closely with existing and potential customers to develop new Mass Transfer Membranes (MTM) products, applications and devices for the research markets.

In addition, the Company has entered into strategic partnerships, licensing agreements and collaborative arrangements with leading corporations and research scientists. Some of these ventures include:

The Company is marketing Cellmax Implants for rapid drug screening. This technology was developed at the National Cancer Institute and Rhode Island Hospital. This fast-track drug screening and testing method greatly reduces the use of animals in new drug discovery, drug efficacy screening and drug dosing.

The Company markets, sells and develops MTM perfusion systems for human cell expansion. The perfusion systems are sold under the trade name CELLMAX(R) and have been successfully used to expand and maintain mammalian cells including human cell lines.

The Company has a joint venture with Stanford Research International and Edison Power Research Institute (EPRI). This venture, Facilichem, Inc., was established to commercialize new membrane systems for major industrial separations while greatly reducing current costs. The systems will be marketed for waste stream separators for environmental markets, chiral molecule separations for pharmaceutical use and for food and beverage separation. This technology provides the means to add or remove trace substances which contribute to and/or improve flavor and taste.

Facilichem, Inc. was awarded a two-million dollar grant in November 1998 by the Advanced Technology Program (ATP) of the National Institute of Standards and Technology to commercialize its proprietary separation systems. Spectrum is the exclusive supplier of membranes to Facilichem, Inc.

In January, 2001, the Company acquired the patents and related technology for Supported Polymeric Liquid Membrane (SPLM) from Pharmacia Corporation. This replaced the exclusive license that had been acquired in 1999 from Monsanto Co., a subsidiary of Pharmacia. The Company is developing and plans to market laboratory and industrial products using this technology for the preferential extraction of organic compounds from dilute aqueous solutions and removal and mitigation of environmental pollutants from potable water.

The Company's MTM devices, loaded with hepatocytes (liver cells) have been used successfully as liver-assist devices for patients suffering from acute liver failure. The device provides a life sustaining "bridge" to patients suffering from fulminant liver failure who are candidates for a liver transplant or until their own liver regenerates and recovers. By providing MTM's devices and systems to clinical scientists, the Company believes that its products will be part of applications and protocols for therapies undergoing the regulatory approval process controlling such therapies. The Company's objective is to develop a strategic partnership for this technology.

PRODUCTS
--------

TUBULAR MEMBRANES FOR DIALYSIS, FILTRATION AND CELL CULTURE

The Company manufactures and markets many types of porous membranes used to concentrate, separate and purify dissolved or suspended molecules. The Company is a major manufacturer of hollow fiber membrane products whose applications include: point-of-use water filtration; gas filtration for semiconductor blow-off guns, plasma gas cauterizing devices, insufflator kits for endoscopic surgery; drug filtration for surgical eyewash solutions and pain management parenterals.

The Company is a market leader in supplying dialysis membranes for protein concentration to the research laboratory market. The purification and separation of components in fluid streams is a key element in biomedical research, molecular biology and clinical diagnostics.

On October 1, 1996, a subsidiary of the Company, SLI Acquisition Corp., purchased certain assets of Cellco, Inc., providing artificial capillary systems to academic, pharmaceutical, laboratory and clinical research markets involved in the expansion and maintenance of human and animal cells. These are closed systems that minimize the possible contamination encountered with other culture devices.

OPERATING ROOM (OR) DISPOSABLES

Disposable OR products consist of sterile surgical drapes for orthopedic and arthroscopic surgical procedures, sterile camera covers, rubber elastic bandages (sterile and non-sterile), Esmarch Elastic Bandages, and a tamper-resistant container system for use in harvesting bone and tissue for human transplantation and other surgical specialty products.

MARKETS AND METHODS OF DISTRIBUTION
-----------------------------------

TUBULAR MEMBRANES FOR DIALYSIS, FILTRATION AND CELL CULTURE

The Company has customers worldwide for its hollow fiber membrane and dialysis products. The customers include pharmaceutical and diagnostic manufacturers, medical device manufacturers, laboratories, laboratory distributors and research institutions. Spectrum's cell culture and process filtration products are also sold to customers worldwide, which are comprised of academic, research, pharmaceutical, laboratory, clinical research companies and institutes. Domestic and foreign sales are made through direct sales and distributors.

OPERATING ROOM (OR) DISPOSABLES

The three major product groups are: Operating Room Equipment Drapes, Orthopedic Soft Goods and Esmarch Bandages.

The products are distributed through a number of channels including important National and Regional Catalog Houses, OEM and Private Label Accounts, Regional OR Specialty Distributors, Custom Procedure Tray Manufacturers and Direct Sales to Institutions and International Distributors. Nearly all Operating Room Equipment Drapes are sold in sterile ready-to-use format. OR Drapes are sold primarily through OEM and Private label accounts, through Regional OR Specialty Distributors and through Regional and National Catalog Houses. Over the past few years, the importance of OR Specialty Distributor sales has declined while OEM, Private Label and Catalog House sales have increased. OR Drapes constitute nearly all international sales and approximately half of direct sales. Orthopedic Soft Goods are primarily sold through Regional and National Catalog Houses and Procedure Tray Manufacturers. Approximately one-third of Orthopedic Soft Goods sales are in non-sterile, bulk format primarily to Tray Manufacturers. Essentially no Soft Goods and Esmarch Bandages are sold internationally. Esmarch Bandages are sold through Catalog Houses, Regional OR Specialty Distributors, Procedure Tray Manufacturers and Private Label. The Company does not employ its own sales force but uses stocking distributors capable of supplying product delivery on a local level.

COMPETITIVE FACTORS
-------------------

TUBULAR MEMBRANES FOR DIALYSIS, FILTRATION AND CELL CULTURE

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

OPERATING ROOM (OR) DISPOSABLES

There are distinctly different competitors among its medical disposable product lines. Significant consolidation has taken place recently in the OR Equipment Drape business. The major competitors offering a full line of OR Equipment Drapes include Microtek Medical, Medical Technique Instruments, MTI, Zeiss and Advance Medical Designs. Each manufacturer has niches in either a specific type of equipment drape or specific accounts with the exception of Microtek which, with over 50% of the market share, is the market leader with a strong presence in all niches. The Company has been most effective in competing with its Video Camera Drape line particularly on the basis of quality and price. Orthopedic Soft Goods are similarly consolidating but remains very fragmented. Major competitors include Alba, Balfour, Kimberly Clark and DeRoyal Industries among others. Esmarch Elastic Bandage is produced by a small number of non-medical rubber producers who then sell bulk non-sterile product to medical device firms for packaging and sterilization. As a result, there are numerous competitors distributing Esmarch Bandages but the range of offerings is relatively limited with competition being primarily driven by price.

Companies such as Allegiance Healthcare and Baxter Healthcare Corporation dominate the market with products that include surgical extremity drapes as part of an integrated "procedure pack," both custom and standard, for specific types of procedures, (e.g., orthopedic surgery or arthroscopic or cardiovascular surgical cases).

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

OPERATING ROOM (OR) DISPOSABLES

The principal raw materials used in producing sterile surgical drapes and elastic bandages are yarn, synthetic latex and plastic film. There are several suppliers in the United States for yarn. The Company is dependent on a limited number of suppliers for plastic film but has not experienced any difficulty in obtaining necessary supplies, and none are presently anticipated.

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

DEPENDENCE UPON FEW CUSTOMERS
-----------------------------

The Company does not believe that its business would be adversely affected by the loss of any individual customer or small group of customers. During the 2000 and 1999 fiscal years, two distributors accounted for 10% or more of the Company's total sales which were approximately 14% and 15% in 2000 and 1999, respectively for one dealer, and were approximately 12% in 2000 and 11% in 1999 for another. The Company's sales to dealers are proprietary branded products which would be resourced from other dealers or directly from the Company if a specific dealer or dealers fail to supply the Company's products.


RESEARCH AND PRODUCT DEVELOPMENT
--------------------------------

The Company incurred research and product development expenses of approximately $677,000 in 2000 and $662,000 in 1999. Research and product development functions are particularly important for the Company's future growth.

EMPLOYEES
---------

On December 30, 2000, the Company had 120 employees, of which 115 were full-time employees.

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

Information regarding the Company's major facilities is as follows:

                                                                          Lease        Monthly
      Location                  Principal Usage         Sq. Feet       Term. Date       Rental
------------------              ---------------        ----------      ----------    -------------
Rancho Dominguez, CA            Administration
                                and Manufacturing        55,000           7/05        $ 27,750
Dallas, TX                      Manufacturing            20,000          12/03           5,833
Houston, TX                     Manufacturing             9,975           8/03           4,090
Breda, The Netherlands          Sales                     1,400          12/02           2,035


ITEM 3.  LEGAL PROCEEDINGS

None.


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

                2000                              High                  Low
                ----
                First Quarter                   $ 1 3/4               $ 1 1/4
                Second Quarter                    2 1/8                 1 1/4
                Third Quarter                     1 7/8                 1 1/2
                Fourth Quarter                    1 3/4                 1 1/2

                1999
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

As of December 30, 2000, the number of holders of record of the Company's Common Stock was 753.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to the Company and its majority-owned subsidiaries, SLI Acquisition Corp. (SLIAC), Spectrum Europe B.V. (Spectrum B.V.) and Spectrum Chromatography, Inc. (Chromatography).


RESULTS OF OPERATIONS - FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999

Selling, general and administrative expenses decreased in fiscal year 2000 by approximately 14% from the prior year. The primary reasons for the decrease were lower rent and relocation expenses of approximately $163,000 related to the relocation, in the second half of 1999, of two of the Company's California facilities to a new California facility, lower product catalog and brochure costs of approximately $75,000, and a write-down, in 1999, of an investment of $100,000. Product catalog and brochure costs may be higher in fiscal 2001 as compared to fiscal 2000. The relocation of the Company's other California facility to the new facility took place in early 2001.

There were income tax benefits for 2000 and 1999 primarily as a result of the re-valuation of the estimated required valuation allowance on deferred tax assets as discussed below.

Based on management's estimate of the probability of realization of deferred tax assets, previous valuation allowances of $700,000 and $787,000 were reversed in fiscal 2000 and fiscal 1999, respectively. The Company's tax rate in future years is expected to be approximately 40% of income before income taxes.

In assessing the realizability of deferred tax assets, management has estimated that it is more likely than not that approximately $1,500,000 will not be realized. This valuation allowance represents a portion of net operating loss carryforwards attained through a prior business acquisition. Tax law limits the use of an acquired entity's net operating loss carryforwards to subsequent taxable income of the consolidated entity. Management will continue to evaluate the realizability of the deferred tax assets by assessing the need for and amount of a valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2000, the Company generated approximately $2,263,000 of cash from operating activities. Net income before non-cash expenses of depreciation and amortization was the primary source of these cash flows. Cash outlays primarily for debt reduction of approximately $823,000 and for equipment and leasehold improvements of approximately $1,003,000 resulted in a net increase in cash for the year of approximately $571,000. A significant portion of the capital expenditures was related to the relocation of the Company's California facilities into one California facility.

The Company has a credit agreement with a bank that prohibits payment of cash dividends without prior bank approval. The Company does not intend to pay cash dividends in fiscal 2001. In January, 2001, the credit agreement was amended to provide up to $900,000 of additional borrowings for certain purposes as defined in the amendment.

The Company's management believes that cash on hand, cash expected to be generated from operations and, to any extent necessary, usage of the availability of additional borrowings will be sufficient to meet cash requirements for fiscal 2001.

In October 1996, a subsidiary of the Company, SLIAC, acquired certain assets and liabilities of Cellco, Inc. in exchange for 10,000 shares of SLIAC's preferred stock valued at $2,000,000 for redemption purposes. At December 30, 2000, there is $1,755,000 of the preferred stock still outstanding. Beginning October 1, 2000, and continuing until September 30, 2001, the holders of the preferred stock have the right to put their stock to SLIAC for an aggregate price of $1,755,000. In the event SLIAC is combined with the Company and the combined company completes an underwritten offering, the preferred stockholders have the right to exchange such stock for 7% of the newly combined company. Management anticipates that this subsidiary will be liquidated prior to December 31, 2001, if the put is exercised and the subsidiary does not perform under the put. The put obligation is that of the subsidiary and not the Company.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors
---------

Named below are directors serving until an Annual Meeting of Shareholders and until their respective successors are elected and qualified.


Name                                Age      Director Since       Position
----                                ---      --------------       --------
Roy T. Eddleman                     61       July 30, 1982        Chairman,  CEO & Director

Walter J. Lack, J.D.                53       January 2, 1999      Secretary & Director

Thomas V. Girardi, J.D.             61       January 2, 1999      Director

Jay Henis, Ph.D.                    62       January 2, 1999      Director

Jack Whitescarver, Ph.D.            63       April 1, 1985        Director


Executive Officers of The Company
---------------------------------

Roy T. Eddleman                     61       July 30, 1982        Chairman & CEO

F. Jesus Martinez                   61             ----           President & COO

Malcolm Morrison, Ph.D.             58             ----           Vice President Operations

Robert J. Sudol                     53             ----           Vice President Sales

Larry D. Womack                     61             ----           Vice President Finance & CFO


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

Jay Henis is a practicing scientist and for ten years has been President and CEO of Henis Technologies, Inc. He is also President and CEO of Orex
Pharmaceuticals.

Jack Whitescarver is the Acting Director for the Office of AIDS Research at the National Institutes of Health in Bethesda, Maryland and has been there more than twelve years.

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

Malcolm Morrison has been employed by the Company since January 1985. Prior to becoming Vice President Operations in October, 1998, he was Director of Quality Assurance and Regulatory Affairs. From 1985 to September 1998, he was Manager of Quality Assurance and Regulatory Affairs.

Robert Sudol joined the Company in June 1998 as Vice President/General Manager for Hospital Products. He became Vice President Sales in October 1999. Previously he was President of Cyberdent, Inc. for one and one half years and Vice President of American CareSource for two and one-half years.

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

The Company had no pension, retirement, annuity, savings or similar benefit plans in 2000. Directors are not compensated for their services on the Company's Board of Directors.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the annual compensation paid and accrued by the Company during its last three fiscal years to executive officers who were paid in excess of $100,000 including cash and issuance of securities:

                                                                         LONG TERM
                                 ANNUAL COMPENSATION                    COMPENSATION
                                 -------------------                    ------------
                                                                                  STOCK
                                                               RESTRICTED        OPTIONS
NAME AND POSITION            YEAR       SALARY     BONUS      STOCK AWARDS          #         LTIP     ALL OTHER(1)
-----------------          ------------------------------    ---------------------------------------   ------------
Roy T. Eddleman              2000     $160,000  $100,000                                                 $331,319
Chief Executive Officer      1999      160,000   125,000                                                  335,337
                             1998      160,000                                                            560,951

F. Jesus Martinez            2000      145,000
President                    1999      145,000
                             1998      145,000                                   265,599

(1) Consulting fees for services rendered in connection with product design and royalties of 7% on sales of certain products, as follows:

                  Year              Consulting               Royalties
                  ----              ----------               ---------
                  2000              $       -                $ 331,319
                  1999                      -                  335,337
                  1998                 211,500                 349,451

The following table sets forth information relating to stock options held by the Company's executive officers as of December 30, 2000:

                            Number of Securities Underlying          Value of Unexercised
                                Unexercised Options                  In-the-Money Options

Name                             Exercisable/Unexercisable         Exercisable/Unexercisable
----------------------      -------------------------------        ----------------------------
F. Jesus Martinez                   244,207/21,392                    $303,000/$26,000
President



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock at December 30, 2000 by (i) all persons known by management to be beneficial owners of more than 5% of its Common Stock,
(ii) all directors and nominees and (iii) all directors and nominees and officers of the Company as a group:

                                           Amount and Nature           Percent
Name and Address                      of Beneficial Ownership (1)     of Class
-------------------------------     -------------------------------   ---------

Roy T. Eddleman                               4,320,128                 81.3
18617 Broadwick Street
Rancho Dominguez, CA 90220

Thomas V. Girardi, J.D.                         800,002                 15.1
1126 Wilshire Blvd.
Los Angeles, CA  90017

Jay Henis, Ph.D.                                  7,550 (A)               .1
501 Marford Drive
St. Louis, MO  63141

Walter J. Lack, J.D.                            102,323                  1.9
10100 Santa Monica Blvd.
Los Angeles, CA  90067

Jack Whitescarver, Ph.D.                          7,550 (A)               .1
4301 Massachusetts Ave. NW #6002
Washington, D.C.  20016

F. Jesus Martinez                               246,420 (A)              4.4
18617 Broadwick Street
Rancho Dominguez, CA  90220

All directors and officers as a               5,503,605 (B)             98.4
   group (9 in number)


(1) All amounts are amounts of ownership of common stock of the Company unless otherwise indicated

(A)      Entire amount is amount of exercisable stock options

(B)      Includes 265,120 exercisable stock options

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company had transactions with related parties as follows:

                                                                        2000         1999
                                                                        ----         ----
        Expenses (income) related to transactions with the
          Company's majority shareholder:
                Royalties (1)                                        $331,319     $335,337
                Rental of facilities owned by the shareholder (2)                  218,968
                Interest income on advances (3)                                     (2,713)
        Expenses for consulting services to a firm which
           employs a member of the Board of Directors                  15,000        7,500


         The majority shareholder has personally guaranteed the Company's bank loan up to $2,000,000.

(1)      7% fee on sales of certain products by the Company

(2)      These leases terminated on December 31, 1999

(3)      4% interest charges on outstanding balance


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
------------

Exhibit No.                         Description

3.1 Articles of Incorporation of Registrant (incorporated by reference to Exhibit 4.1 filed with Registrant's Registration Statement on Form S-2, Registration No. 2-68999)

3.2 Amendment to Article I of the Articles of Incorporation of Registrant (incorporated by reference to Exhibit 3.2 filed with Registrant's Report on Form 10-K for the fiscal year ended December 31, 1982, Commission File No. 0-9478)

3.3 Bylaws of Registrant (incorporated by reference to Exhibit 4.2 filed with Registrant's Registration Statement on Form S-2, Registration No. 2-68999)

3.4 Amendment to Article III, section 2 of Registrant's Bylaws (incorporated by reference to Exhibit 3.3 filed with Registrant's Report on Form 10-K for the fiscal year ended May 31, 1982, Commission File No. 0-9478)

3.5 Amendment to Article IV, Section 6 and Section 7 of the Registrant's Bylaws (incorporated by reference to Exhibit 3.4 filed with Registrant's Report on Form 10-K for the fiscal year ended May 31, 1982, Commission File No. 0-9478)

3.6 Articles of Amendment to Registrant's Articles of Incorporation increasing authorized stock to 25,000,000 shares (incorporated by reference to Registrant's Schedule 14C-2 Information Statement, Exhibit A, filed with the Commission on October 19, 1996, Commission File No. 0-9478)

3.7 Certificate of Ownership of Microgon into Spectrum Laboratories (incorporated by reference to Exhibit 2B to the Registrant's Form 8-K/A on October 15, 1996, Commission File No. 0-9478)

3.8 Reorganization Agreement, dated September 30, 1998, between Spectrum Laboratories, Inc., and Spectrum Medical Industries, Inc. (incorporated by reference to Exhibit 2 to the Registrant's Form 8-K/A filed November 18, 1998, Commission File No. 0-9478)

10.1 Amendment to Investment and Loan Agreement dated August 1, 1995 among the Company, Microgon and certain preferred shareholders of Microgon (incorporated by reference to Exhibit 2A to the Registrant's Form 8K/A filed on October 15, 1995, Commission File No. 0-9478)

10.2 Stock Option Plan adopted October 11, 1996 (incorporated by reference to Exhibit B to Registrant's filing of Schedule 14-2, filed with the Commission on October 9, 1996)

10.3 Registrant's purchase agreement of Cellco, Inc. (incorporated by reference to Exhibit 10.14 with Registrant's Form 8-K dated November 1, 1996, Commission File No. 0-9478)

10.4 Credit agreement, dated as of December 22, 1998, between Registrant and City National Bank (incorporated by reference to Exhibit 10.18 filed with Registrant's report on Form 10-KSB for fiscal year ended January 2, 1999, Commission File No. 0-9478)

10.5 Incentive Agreement dated August 10, 1998, between Spectrum Medical Industries, Inc., the Registrant and F. Jesus Martinez and Roy T. Eddleman (incorporated by reference to Exhibit
                  10.19 filed with Registrant's report on Form 10-KSB for fiscal year ended January 2, 1999, Commission File No. 0-9478)

10.6 Sublease agreement dated January 19, 1999 between Millipore Corporation and Spectrum Laboratories, Inc. (incorporated by reference to Exhibit 10.20 filed with Registrant's report on Form 10-KSB for fiscal year ended January 1, 2000, Commission File No. 0-9478)

10.7 First amendment, dated July 14, 1999, to the credit agreement, dated December 22, 1998, between the Company and City National Bank (incorporated by reference to Exhibit 10.21 filed with Registrant's report on Form 10-KSB for fiscal year ended January 1, 2000, Commission File No. 0-9478)

10.8 Second amendment, dated July 1, 2000, to the credit agreement, dated December 22, 1998, between the Company and City National Bank

10.9              The Registrant's Year 2000 Stock Option Plan

10.10 Third amendment, dated January 8, 2001, to the credit agreement, dated December 22, 1998, between the Company and City National Bank

10.11 Royalty Agreement, dated June 1, 1976, between Roy T. Eddleman and Spectrum Medical Industries

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


(b) Reports on 8-K
------------------

No reports on Form 8-K were filed during the quarter ended December 30, 2000 by the Registrant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2001.

SPECTRUM LABORATORIES, INC.


By: /s/ Roy T. Eddleman
    ----------------------
Roy T. Eddleman
Chairman and Chief Executive Officer



By: /s/ Jay Henis
    ----------------------
Jay Henis
Director



By: /s/ Jack Whitescarver
    ----------------------
Jack Whitescarver
Director



By: /s/ F. Jesus Martinez
    ----------------------
F. Jesus Martinez
President and Chief Operating Officer



By: /s/ Larry D. Womack
    ----------------------
Larry D. Womack
Vice President Finance and
Chief Financial Officer

                           SPECTRUM LABORATORIES, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 30, 2000

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

INDEPENDENT AUDITOR'S REPORT                                                F-1
--------------------------------------------------------------------------------

FINANCIAL STATEMENTS
  Consolidated balance sheet                                                F-2
  Consolidated statements of income                                         F-3
  Consolidated statements of stockholders' equity                           F-4
  Consolidated statements of cash flows                                     F-5
  Notes to consolidated financial statements                                F-6
--------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Spectrum Laboratories, Inc.
Rancho Dominguez Hills, California

We have audited the accompanying consolidated balance sheet of Spectrum Laboratories, Inc. and subsidiaries as of December 30, 2000 and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 30, 2000 and January 1, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spectrum Laboratories, Inc. and subsidiaries as of December 30, 2000 and the results of their operations and their cash flows for the years ended December 30, 2000 and January 1, 2000 in conformity with generally accepted accounting principles.


/s/ McGladrey & Pullen, LLP



Anaheim, California
March 19, 2001


SPECTRUM LABORATORIES, INC.

CONSOLIDATED BALANCE SHEET
-------------------------------------------------------------------------------------------


                                                                               DECEMBER 30,
ASSETS                                                                             2000
                                                                               -------------
CURRENT ASSETS:
    Cash and cash equivalents                                                  $  1,121,000
    Accounts receivable, less allowance for doubtful accounts of $186,000         1,599,000
    Inventories                                                                   2,023,000
    Prepaid expenses                                                                158,000
    Deferred taxes                                                                  386,000
                                                                               -------------
        Total current assets                                                      5,287,000

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net                                         2,774,000

GOODWILL, net of accumulated amortization of $793,000                             1,204,000

DEFERRED TAXES                                                                    1,758,000

OTHER ASSETS                                                                         33,000
                                                                               -------------

        Total assets                                                           $ 11,056,000
                                                                               =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current maturities of long-term debt                                       $    822,000
    Accounts payable                                                                532,000
    Accrued expenses and other current liabilities:
      Compensation                                                                  355,000
      Other                                                                         259,000
                                                                               -------------
        Total current liabilities                                                 1,968,000
                                                                               -------------

LONG-TERM DEBT, net of current maturities                                           208,000
                                                                               -------------

COMMITMENTS

MINORITY INTEREST                                                                 1,755,000
                                                                               -------------

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value, 25,000,000 shares authorized;
      5,311,968 shares issued and outstanding                                        53,000
    Preferred stock, par value $.01; 10,000,000 shares authorized;
      none issued and outstanding                                                         -
    Additional paid-in capital                                                    8,428,000
    Accumulated deficit                                                          (1,356,000)
                                                                               -------------
        Total stockholders' equity                                                7,125,000
                                                                               -------------

        Total liabilities and stockholders' equity                             $ 11,056,000
                                                                               =============

See notes to consolidated financial statements.


SPECTRUM LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF INCOME
----------------------------------------------------------------------------------------------

                                                                     FISCAL YEARS ENDED
                                                              --------------------------------
                                                                  2000                1999
                                                              -------------      -------------
NET SALES                                                     $ 13,440,000       $ 13,083,000
                                                              -------------      -------------

COSTS AND EXPENSES
    Cost of sales                                                6,910,000          6,381,000
    Selling, general and administrative                          4,079,000          4,756,000
    Research and development                                       677,000            662,000
    Compensation expense related to stock options                   81,000             86,000
    Other expense, primarily interest                               94,000            185,000
                                                              -------------      -------------

        Total costs and expenses                                11,841,000         12,070,000
                                                              -------------      -------------

        Income before provision for income tax (benefit)         1,599,000          1,013,000

Income tax (benefit)                                              (173,000)          (235,000)
                                                              -------------      -------------

        Net income                                            $  1,772,000       $  1,248,000
                                                              =============      =============

Basic and diluted earnings per share                          $       0.33       $       0.23
                                                              =============      =============

Weighted average shares outstanding:
    Basic                                                        5,311,968          5,311,968
                                                              =============      =============

    Diluted                                                      5,422,842          5,391,843
                                                              =============      =============

See notes to consolidated financial statements.


SPECTRUM LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------


                                               Common stock               Additional
                                       -----------------------------       paid-in        Accumulated
                                          Shares           Amount          capital          deficit
                                       ------------     ------------     ------------     ------------
Balance, January 2, 1999                 5,311,968      $    53,000      $ 8,016,000      $(4,376,000)

Net income                                       -                -                -        1,248,000

Minority interest contributed
    to additional paid-in capital                -                -          245,000                -

Compensation expense related
    to stock options                             -                -           86,000                -
                                       ------------     ------------     ------------     ------------

Balance, January 1, 2000                 5,311,968           53,000        8,347,000       (3,128,000)

Net income                                       -                -                -        1,772,000

Compensation expense related
    to stock options                             -                -           81,000                -
                                       ------------     ------------     ------------     ------------

Balance, December 30, 2000               5,311,968      $    53,000      $ 8,428,000      $(1,356,000)
                                       ============     ============     ============     ============

See notes to consolidated financial statements.


SPECTRUM LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------

                                                                        FISCAL YEARS ENDED
                                                                  ------------------------------
                                                                      2000              1999
                                                                  ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                    $ 1,772,000       $ 1,248,000
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                   627,000           914,000
      Noncash compensation                                             81,000            86,000
      Deferred taxes                                                 (219,000)         (325,000)
      Change in working capital components:
        (Increase) decrease in accounts receivable                    (91,000)           11,000
        (Increase) decrease in inventories                            366,000          (693,000)
        (Increase) decrease in prepaid expenses                       129,000          (164,000)
        Increase (decrease) in accounts payable                      (279,000)           44,000
        (Decrease) in accrued expenses                               (123,000)          (42,000)
                                                                  ------------      ------------

        NET CASH PROVIDED BY OPERATING ACTIVITIES                   2,263,000         1,079,000
                                                                  ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of equipment and leasehold improvements            (1,003,000)         (557,000)
    (Increase) decrease in other assets                                34,000           (13,000)
                                                                  ------------      ------------

        NET CASH (USED IN) INVESTING ACTIVITIES                      (969,000)         (570,000)
                                                                  ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments of long-term debt                             (823,000)         (814,000)
    Decrease in restricted cash                                       100,000                 -
                                                                  ------------      ------------

        NET CASH (USED IN) FINANCING ACTIVITIES                      (723,000)         (814,000)
                                                                  ------------      ------------

        NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          571,000          (305,000)

Cash and cash equivalents
    Beginning of year                                                 550,000           855,000
                                                                  ------------      ------------

    End of year                                                   $ 1,121,000       $   550,000
                                                                  ============      ============

See notes to consolidated financial statements.

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           NATURE OF OPERATIONS AND BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Spectrum Laboratories, Inc. (Spectrum) and its subsidiaries (collectively, the Company), SLI Acquisition Corp. (SLIAC), Spectrum Europe B.V. (Spectrum B.V.) and Spectrum Chromatography (Chromatography). The Company develops and sells proprietary tubular membranes and membrane devices for existing and emerging life science applications used primarily by research laboratories. The Company is also engaged in the manufacture and sale of medical laboratory equipment and supplies and disposable products. Certain of the Company's products are regulated by the United States Food and Drug Administration and the California Food and Drug Bureau. All products are for sale primarily to the pharmaceutical, biotechnology and medical industries.

           FISCAL YEAR - The Company's fiscal year ends on the Saturday nearest December 31. The years ended December 30, 2000 (fiscal year 2000) and January 1, 2000 (fiscal year 1999) both consist of approximately 52 weeks.

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

           CREDIT RISK - The Company sells its products nationally and internationally, primarily through distributors, to medical equipment and medical supply companies. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses.

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

           EQUIPMENT AND LEASEHOLD IMPROVEMENTS - Equipment and leasehold improvements are recorded at cost, net of accumulated depreciation and amortization. Depreciation of equipment is provided using the straight-line method over the estimated useful lives (generally five years) of the respective assets. Leasehold improvements are amortized on a straight-line basis over the lesser of the lease term or the estimated useful life of the asset. Amortization of leasehold improvements is included with depreciation expense. No depreciation is being provided for the artwork, which is carried at its historical cost.

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

           DETERMINING IMPAIRMENT ON LONG-LIVED ASSETS - The Company recognizes impairment losses for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. Management believes there was no impairment of the value of such assets for the fiscal years 2000 or 1999.

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

           EARNINGS PER SHARE - Basic earnings per share is computed by dividing the net income attributable to the common stockholders by the weighted average number of common shares outstanding during the period. There is no adjustment in the net income attributable to common stockholders. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options (110,874 and 79,875 shares in the fiscal years 2000 and 1999, respectively). During 2000 and 1999, 389,600 and 96,300 options, respectively, were excluded from diluted common shares as they were antidilutive.

           REVENUE RECOGNITION - The Company records revenue at the time the related products are shipped.

           PRODUCT RETURNS AND WARRANTIES - The Company records a provision for estimated product returns and warranties at the time the revenue is recognized.

           RESEARCH AND DEVELOPMENT - The Company expenses research and development costs as incurred.

           ADVERTISING COSTS - Costs associated with advertising and promoting products are expensed as incurred. Advertising and promotion expense was approximately $8,000 and $55,000 during fiscal years 2000 and 1999.

           REMEASUREMENT OF FOREIGN CURRENCIES - Monetary assets and liabilities of Spectrum B.V. are remeasured into U.S. dollars at year-end exchange rates and nonmonetary assets and stockholders' equity are remeasured using historical rates of exchange. Income and expenses are remeasured at average rates during the respective years. The functional currency of this subsidiary is the U.S. dollar; therefore, remeasurement gains or losses are included in income. Remeasurement (losses) included in income for fiscal years 2000 and 1999 were approximately ($71,000) and ($31,000), respectively.

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           FAIR VALUE OF FINANCIAL INSTRUMENTS - Management believes that the carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short maturity of these financial instruments. Long-term debt bears interest at a rate indexed to the prime rate and, therefore, management believes the carrying amount of the outstanding borrowings at December 30, 2000 and January 1, 2000 approximates fair market value.

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

           SEGMENT INFORMATION - In accordance with FASB Statement No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, the Company has determined the products are all classified into two product groups as further discussed in Note 13. The Company has further analyzed the type and class of its customers, and the product distribution methods, and has determined that the Company has one reportable segment.


NOTE 2.    INVENTORIES

           Inventories consist of the following at December 30, 2000:

           Raw materials                                           $ 1,120,000
           Work in process                                              36,000
           Finished goods                                              867,000
                                                                   ------------
                                                                   $ 2,023,000
                                                                   ============

NOTE 3.    EQUIPMENT AND LEASEHOLD IMPROVEMENTS

           Equipment and leasehold improvements consist of the following at December 30, 2000:

           Machinery, equipment and tooling                        $ 5,392,000
           Office furniture and equipment                            1,706,000
           Artwork, at cost                                            974,000
           Leasehold improvements                                    1,205,000
                                                                   ------------
                                                                     9,277,000
           Less accumulated depreciation and amortization           (6,503,000)
                                                                   ------------

                                                                   $ 2,774,000
                                                                   ============

           Depreciation and amortization expense of equipment and leasehold improvements for fiscal years 2000 and 1999 was $445,000 and $472,000, respectively.

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4.    INCOME TAXES

           The Company's provision for income taxes (benefit) consists of the following:

                                                           2000        1999
                                                       -----------  -----------
           Current:
           Federal                                     $        -   $   25,000
           State                                           54,000       51,000
           Foreign                                         (8,000)      14,000
                                                       -----------  -----------

                                                           46,000       90,000
                                                       -----------  -----------

           Deferred:
           Federal                                       (229,000)    (325,000)
           State                                           10,000            -
                                                       -----------  -----------

                                                         (219,000)    (325,000)
                                                       -----------  -----------

                                                       $ (173,000)  $ (235,000)
                                                       ===========  ===========

           The reported provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 35% to the consolidated income before provision for income taxes as follows:

           Statutory federal income tax provision      $  560,000   $  355,000
           Nondeductible amortization of intangibles       33,000      108,000
           State income taxes, net of federal benefit       5,000       61,000
           Change in valuation allowance                 (700,000)    (787,000)
           Nondeductible expenses                           8,000       48,000
           Other                                          (79,000)     (20,000)
                                                       -----------  -----------

           Income tax provision                        $ (173,000)  $ (235,000)
                                                       ===========  ===========

           The components of the Company's net deferred income tax assets as of December 30, 2000 are as follows:

           Operating loss carryforwards                             $ 2,293,000
           Intangibles                                                  556,000
           Reserves not currently deductible                            317,000
           Equipment and leasehold improvements                         115,000
           Tax credits                                                  173,000
           Other                                                        190,000
                                                                    ------------
                                                                      3,644,000
           Valuation allowance                                        1,500,000
                                                                    ------------

           Net deferred tax assets                                  $ 2,144,000
                                                                    ============

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4.    INCOME TAXES (Continued)

           The net deferred tax assets have been classified on the accompanying consolidated balance sheet as follows:

           Current assets                                    $   386,000
           Noncurrent assets                                   1,758,000
                                                             ------------

           Net deferred tax assets                           $ 2,144,000
                                                             ============

            In assessing the realizability of deferred tax assets, management has estimated that it is more likely than not that approximately $1,500,000 will not be realized. This valuation allowance represents a portion of net operating loss carryforwards attained through a prior business acquisition. As further discussed below, tax law limits the use of an acquired entity's net operating loss carryforwards to subsequent taxable income of the consolidated entity. Management will continue to evaluate the realizability of the deferred tax assets by assessing the need for and amount of a valuation allowance.

            At December 30, 2000, the Company had approximately $6.1 million in net operating loss carryforwards for federal income tax purposes available to offset future taxable income. Certain of these loss carryforwards are limited to approximately $298,000 annually. Any unused net operating loss is carried forward. As a result of the limitation discussed above, it is probable that $4,500,000 of the Company's net operating loss will expire without utilization. Loss carryforwards for tax purposes expire in amounts and by fiscal year as follows: 2004 $988,000; 2005 $1,319,000; 2011 $20,000; 2012
            $347,000; 2013 $776,000; 2014 to 2021 $299,000 per year; 2022
            $275,000.


NOTE 5.    LONG-TERM DEBT

            At December 30, 2000, the Company had a credit agreement with a bank which provided for two term loans. One of these loans has an outstanding balance at December 30, 2000 of $900,000, bears interest subject to the bank's yield maintenance agreement (9.14% at December 30, 2000) and requires monthly principal installments of $60,000 plus interest through March 1, 2002, when all principal and interest is due. The other loan has an outstanding balance at December 30, 2000 of $130,000, bears interest at prime plus .25% (9.75% at December 30, 2000) and requires monthly principal installments of $8,530 plus interest through April 1, 2002, when all principal and interest are due. The agreement is secured by substantially all of the assets and is personally guaranteed by the majority stockholder. The agreement also requires the maintenance of certain financial and nonfinancial loan covenants and restricts payment of dividends. Future maturities of long-term debt owed on December 30, 2000 by fiscal year are as follows: 2001 $822,000 and 2002 $208,000.

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5.    LONG-TERM DEBT (Continued)

           On January 8, 2001, the credit agreement was amended to provide up to $900,000 of additional borrowings for certain purposes as defined in the amendment. These borrowings may take place from the date of the amendment up to December 1, 2001. From the date of any borrowings and up to March 1, 2002, monthly interest payments, at a rate of prime plus .25%, are required for principal amounts outstanding. Outstanding amounts at March 1, 2002 are to be paid, including interest, in forty-eight (48) equal and successive monthly installments, beginning April 1, 2002. The interest rate, beginning March 1, 2002, will be, at the Company's option, a fixed rate equal to the treasury rate plus 3.25% or a fluctuating rate equal to the prime rate plus .25%.


NOTE 6.    STOCK OPTION PLAN

            During the year ended December 30, 2000, the Company adopted a new 2000 stock option plan reserving 300,000 shares of common stock for option grants to its key employees, directors and consultants. Exercise prices for the stock options will not be less than 100% of the fair market value of the stock on the date of grant. During the year, the Company granted 298,200 options under this plan. The Company also has a 1995 stock option plan that provides for issuance of options to purchase up to 200,000 shares of its common stock. Options under both plans expire not more than ten years from date of grant. Options under the 2000 plan become exercisable over a five-year period (20% per year) and options under the 1995 plan become exercisable over a four-year period (25% per year). No options under either plan have been exercised to date. In addition, during 1998 the Company granted nonqualified stock options to purchase 5% of the outstanding stock to an officer of the Company at $1.20 per share. The terms of this grant result in variable plan accounting. Accordingly, future compensation expense will be measured and recorded based on stock price fluctuations. At the date of grant, 60% of these options vested immediately and the remaining 40% vest over two to four years. Total compensation expense recorded during fiscal years ended December 30, 2000 and January 1, 2000 was approximately $81,000 and $86,000, respectively.

            A summary of the status of the plans and the nonqualified options and changes during fiscal years ended 2000 and 1999 is as follows:

                                                                                         Weighted
                                                                                          average
                                                                              Number     exercise
                                                                            of shares      price
                                                                           -----------  ------------

            OUTSTANDING, January 2, 1999                                      385,249   $      1.60

            Forfeited                                                          (5,500)         1.97
                                                                           -----------  ------------

            OUTSTANDING, January 1, 2000                                      379,749          1.59

            Granted at fair value (weighted average fair value of $1.29)      298,200          2.13

            Forfeited                                                          (6,250)         2.25
                                                                           -----------  ------------

            OUTSTANDING, December 30, 2000                                    671,699   $      1.82
                                                                           ===========  ============

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6.    STOCK OPTION PLAN (Continued)

           At December 30, 2000, 143,900 shares were available for future grants under the plans.

           A further summary of options outstanding at December 30, 2000 is as follows:

   Options Outstanding                                                            Options Exercisable
---------------------------------------------------------------------------  -------------------------------
                                                               Weighted
                                              Weighted         average                          Weighted
                                               average        remaining                         average
       Range of                Number         exercise       contractual         Number         exercise
     exercise prices         of options         price       life in years      of options        price
-------------------------- ---------------  --------------  ---------------  --------------- ---------------
        $ 7.50                        500          $ 7.50            5.75              500          $ 7.50
          4.37                      5,000            4.37            5.00            5,000            4.37
          3.20                     24,500            3.20            5.00           24,500            3.20
          2.50                        500            2.50            7.25              500            2.50
          2.44                     50,000            2.44            2.20           25,000            2.44
          2.18 to 2.20             13,900            2.19            6.64           13,900            2.19
          2.13                    294,300            2.13            9.33                -            2.13
          1.87 to 1.88                900            1.87            5.94              700            1.87
          1.25                     16,500            1.25            7.75           16,500            1.25
          1.20                    265,599            1.20            7.40          244,207            1.20
                           ---------------                                   --------------

                                  671,699                                          330,807
                           ===============                                   ==============

           SFAS No. 123 requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal year 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options with vesting restrictions which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated value. The Company's calculations for the options granted in 2000 were made using the Black-Scholes option-pricing model with the following weighted average assumptions: expected life of ten years; stock volatility of 35% in 2000; risk-free interest rate 6.51%; and no dividends during the expected term.

           The calculations are based on a single-option valuation approach and forfeitures are recognized as they occur. If the computed fair value of awards had been amortized to expense over the vesting period of the awards, pro forma net income of the Company would have been approximately 1,738,000 ($.33 per basic and $.32 per diluted share) and $1,225,000 ($0.23 per basic and diluted share) in fiscal years 2000 and 1999, respectively.

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7.    RELATED-PARTY TRANSACTIONS

           ROYALTY AGREEMENT - The Company is committed under a royalty agreement to pay the majority stockholder royalties of 7% of the net sales of certain products, as defined, through the life of the defined products. During 2000 and 1999, the Company incurred royalty expenses of $331,000 and $335,000, respectively, under this agreement.

           LEASES - The Company had leased office, manufacturing and warehouse facilities from the majority stockholder under operating lease agreements. Rent expense under these leases was $219,000 in 1999. The leases were effectively terminated during the fiscal year ended 1999.

           CONSULTING SERVICES - During 2000 and 1999, the Company incurred expenses of $15,000 and $7,500, respectively, for consulting services to a firm which employed a member of the Board of Directors.


NOTE 8.    COMMITMENTS, RENT EXPENSE AND SUBSEQUENT EVENT

           LEASE COMMITMENTS AND RENT EXPENSE - The Company is obligated under the terms of various operating lease agreements for manufacturing, warehouse and office facilities. Certain of these leases provide for rent escalation adjustments. Rent expense, including amounts paid to the majority stockholder in 1999, was $625,000 and $759,000 in fiscal years 2000 and 1999, respectively. Minimum future rental payments under these operating lease agreements for the years ending December 31 are as follows: 2001 $500,000; 2002 $490,000; 2003 $449,000; 2004
           $352,000; and 2005 $191,000 (total $1,982,000).

           CONTRACT RESEARCH AND DEVELOPMENT - The Company has agreed to work on a specific research and development project with an unrelated company. The Company anticipates that it will incur $100,000 to $200,000 during fiscal year 2001 in connection with this project.

           ACQUISITION OF CERTAIN PATENT RIGHTS AND TECHNOLOGY - In January 2001, the Company entered into an agreement for the acquisition of certain patent rights and technology from an unrelated company. The cost to acquire these rights and technology is $750,000, of which $500,000 was paid in February 2001. The remaining amount of $250,000 is payable no later than January 2002.


NOTE 9.    GEOGRAPHIC INFORMATION

           Net sales by country for fiscal years ended 2000 and 1999 are as follows:

                                                                       2000           1999
                                                                   -------------  -------------
           United States                                           $ 10,360,000   $ 10,214,000
           Japan                                                        917,000        753,000
           Other countries, each of which represent less than 5%
             of total net sales                                       2,163,000      2,116,000
                                                                   -------------  -------------

                                                                   $ 13,440,000   $ 13,083,000
                                                                   =============  =============

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9.    GEOGRAPHIC INFORMATION (Continued)

           There were no significant assets held outside the United States at December 30, 2000 or January 1, 2000.


NOTE 10.   MAJOR CUSTOMERS

           Net sales for fiscal years 2000 and 1999 includes sales to the following major customers (each of which accounted for 10% or more of the total sales of the Company) together with the receivables due from those customers as of December 30, 2000 and January 1, 2000:

                               2000                                   1999
               --------------------------------------  --------------------------------------
                                         TRADE                                   Trade
                                       ACCOUNTS                                Accounts
                   NET SALES          RECEIVABLE           Net Sales          Receivable
               ------------------  ------------------  ------------------  ------------------

Customer A     $       1,889,000   $         316,000   $       1,980,000   $         286,000
               ==================  ==================  ==================  ==================

Customer B     $       1,361,000   $         164,000   $       1,402,000   $         220,000
               ==================  ==================  ==================  ==================


NOTE 11.   MINORITY INTEREST

           On October 1, 1996, SLI Acquisition Corp., a subsidiary of the Company, entered into an Asset Purchase Agreement with Cellco, Inc., a Delaware corporation, and acquired the operating assets and liabilities of Cellco, Inc. in exchange for 10,000 shares of the subsidiary's preferred stock valued at $2,000,000 for redemption purposes. One of the subsidiary's preferred stockholders contributed its stock with a carrying value of $245,000 to the Company in 1999. At December 30, 2000, there is $1,755,000 in preferred stock of the subsidiary outstanding. The preferred stockholders of the subsidiary have the right to put their stock to SLIAC at any time through September 30, 2001 for an aggregate price of $1,755,000. In the event the subsidiary is combined with the Company and the combined company completes an underwritten offering, the preferred stockholders have the right to exchange such stock for 7% of the newly combined company. The preferred shares are nonvoting and have preference over common stockholders as to dividends and liquidation. Management anticipates that this subsidiary will be liquidated prior to December 31, 2001, if the put is exercised and the subsidiary does not perform under the put. The put obligation is that of the subsidiary and not the Company.

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 12.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                          2000          1999
                                                       ----------   -----------
Cash paid for:
 Income taxes                                          $ 179,000    $   85,000
                                                       ==========   ===========

 Interest                                              $ 135,000    $  222,000
                                                       ==========   ===========

 Increase in deferred taxes offset against acquired
 goodwill                                              $       -    $1,225,000
                                                       ==========   ===========

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

           Revenue by product group is as follows:

                                                        2000            1999
                                                    -------------  -------------

           Laboratory products                      $ 11,638,000   $ 11,331,000
           Operating room disposable products          1,802,000      1,752,000
                                                    -------------  -------------

                                                    $ 13,440,000   $ 13,083,000
                                                    =============  =============

NOTE 14.   VALUATION AND QUALIFYING ACCOUNT INFORMATION

           Following is information regarding the Company's allowance for doubtful accounts:

                     Balance at       Provision
                      beginning       charged to    Net recoveries    Balance at
                       of year         expense      (charge-offs)    end of year
                       -------         -------      -------------    -----------

        Fiscal year:
           2000       $143,000        $ 52,000        $ (9,000)        $186,000
                      =========       =========       =========        =========

           1999       $125,000        $ 15,000        $  3,000         $143,000
                      =========       =========       =========        =========