Form 10QSB
period 2001-03-31
SPECTRUM LABORATORIES INC /CA
filed 2001-05-11
CIK 319013

--------------------------------------------------------------------------------


                        SECURITES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

  Number of shares of Common Stock outstanding as of April 30, 2001: 5,312,468

--------------------------------------------------------------------------------

Spectrum Laboratories, Inc.


                                                                            Page
                                                                            ----
Part I  -  FINANCIAL INFORMATION

Item 1.    Financial Statements
           Consolidated Balance Sheet as of March 31, 2001                     3
           Consolidated Statements of Income for the Three Months Ended
            March 31, 2001 and April 1, 2000                                   4
           Consolidated Statements of Cash Flows for the Three Months
            Ended March 31, 2001 and April 1, 2000                             5
           Notes to Consolidated Statements                                    6

Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                          7

Part II -  OTHER  INFORMATION

Item 1.    Legal Proceedings                                                   8
Item 2.    Changes in Securities                                               8
Item 3.    Defaults Upon Senior Securities                                     8
Item 4.    Submission of Matters to a Vote of Security Holders                 8
Item 5.    Other Information                                                   8
Item 6.    Exhibits and Reports on Form 8-K                                    8
Signature                                                                      9

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                           SPECTRUM LABORATORIES, INC.
                           CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2001
                    (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE)
                                   (UNAUDITED)


ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                      $       788
     Accounts receivable                                                  1,661
     Inventories                                                          2,066
     Prepaid expenses                                                        67
     Deferred taxes                                                         386
                                                                    ------------

     Total current assets                                                 4,968

Equipment and leasehold improvements                                      2,893
Goodwill                                                                  1,184
Deferred taxes                                                            1,758
Other assets                                                                768
                                                                    ------------

     TOTAL ASSETS                                                   $    11,571
                                                                    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Current portion of long-term debt                              $       822
     Accounts payable                                                       975
     Accrued expenses and other current liabilities                         697
                                                                    ------------

     Total current liabilities                                            2,494

LONG-TERM DEBT, less current portion                                          3

MINORITY INTEREST                                                         1,755

STOCKHOLDERS' EQUITY
     Common stock, par value $.01:  25,000,000 shares authorized;
        5,311,968 issued and outstanding                                     53
     Preferred stock, par value $.01: 10,000,000 shares authorized;
        None issued or outstanding
     Additional paid-in capital                                           8,435
     Accumulated deficit                                                 (1,169)
                                                                    ------------

TOTAL STOCKHOLDERS' EQUITY                                                7,319
                                                                    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $    11,571
                                                                    ============

                           SPECTRUM LABORATORIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               THREE MONTHS ENDED MARCH 31, 2001 AND APRIL 1, 2000
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                           2001           2000
                                                        ----------     ---------

NET SALES                                               $   3,301      $  3,371

COSTS AND EXPENSES
  Cost of sales                                             1,710         1,717
  Selling, general and administrative                       1,082         1,085
  Research and development                                    189           161
  Other expense, primarily interest                            10            30
                                                        ----------     ---------

  Total costs and expenses                                  2,991         2,993

Income before provision for income taxes                      310           378

Provision for income taxes                                    123           151
                                                        ----------     ---------

Net income                                              $     187      $    227
                                                        ==========     =========


Earnings per share
    Basic                                               $     .04      $    .04
                                                        ==========     =========
    Diluted                                             $     .03      $    .04
                                                        ==========     =========

Weighted average shares outstanding
    Basic                                                   5,312         5,312
                                                        ==========     =========
    Diluted                                                 5,394         5,447
                                                        ==========     =========


                                     SPECTRUM LABORATORIES, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                         THREE MONTHS ENDED MARCH 31, 2001 AND APRIL 1, 2000
                                           (IN THOUSANDS)
                                             (UNAUDITED)

                                                                    2001               2000
                                                                ------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $       187        $        227
Adjustments to reconcile net income to net cash provided by
    operating activities:
Depreciation and amortization                                           168                 135
Noncash compensation                                                      7                  21
Change in assets and liabilities:
Increase in accounts receivables                                        (62)               (287)
(Increase) decrease in inventories                                      (43)                 78
Decrease in prepaid expenses                                             91                  27
Decrease in other assets                                                                     11
Increase (decrease) in accounts payable                                 193                (287)
Increase in accrued expenses and other current liabilities               83                 211
                                                                ------------       -------------

Net cash provided by operating activities                               624                 136
                                                                ------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of equipment and leasehold improvements                   (252)                (71)
Acquisition of patents                                                 (500)
                                                                ------------       -------------

Net cash used in investing activities                                  (752)                (71)
                                                                ------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt                                             (205)               (206)
                                                                ------------       -------------

Net cash used in financing activities                                  (205)               (206)
                                                                ------------       -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                              (333)               (141)

CASH AND CASH EQUIVALENTS, beginning of period                        1,121                 550
                                                                ------------       -------------

CASH AND CASH EQUIVALENTS, end of period                        $       788        $        409
                                                                ============       =============

NOTES TO CONSOLIDATED STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited financial statements consolidate the accounts of Spectrum Laboratories, Inc. and its subsidiaries, SLI Acquisition Corp., Spectrum Europe B.V. and Spectrum Chromatography (collectively, the Company). All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2001 and the results of its operations and its cash flows for the three months ended March 31, 2001 and April 1, 2000. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures in the unaudited interim financial statements are adequate to make the information presented not misleading.

Note 2 - Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or net realizable value and are composed of the following (in thousands):

                   Raw materials                                  $  1,202
                   Work in progress                                     87
                   Finished goods                                      777
                                                                  ---------

                                                                  $  2,066
                                                                  =========

Note 3 - Earnings per Share

Basic earnings per share is computed by dividing the net income attributable to the common stockholders by the weighted average number of common shares outstanding during the period. There is no adjustment in the net income attributable to common stockholders. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options (82,238 and 134,822 shares in the 2001 and 2000 fiscal periods, respectively).

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

Revenue by product group is as follows (in thousands):

                                                    2001             2000
                                                 ----------       ----------

Laboratory products                              $   2,868        $  2, 910
Operating room disposable products                     433              461
                                                 ----------       ----------

                                                 $   3,301        $  3, 371
                                                 ==========       ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements of Spectrum Laboratories, Inc. and Notes thereto contained elsewhere within this Report on Form 10-QSB. Except for the historical information contained herein, the following discussion may contain forward-looking statements that involve risks and uncertainties. The actual future results of the Company could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and those factors discussed in the Company's Form 10-KSB for the year ended December 30, 2000 as filed with the Securities and Exchange Commission and, from time to time, in the Company's other reports on file with the Commission.

Results of Operations

Research and development expenses increased approximately 17% for the first three months of fiscal 2001 as compared to the same period of the prior year and was primarily due to certain one-time costs related to a project.

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

Liquidity and Capital Resources

During the first three months of fiscal 2001, the Company generated approximately $624,000 of cash from operating activities. This was offset by $205,000 in bank loan payments, $500,000 for an acquisition of patents (which are being amortized over approximately twelve years) and $252,000 for purchases of equipment and costs for leasehold improvements. This resulted in a net decrease in cash for the period of approximately $333,000.

The Company has a credit agreement with a bank that prohibits payment of cash dividends without prior bank approval. The Company does not intend to pay cash dividends in fiscal 2001. In January, 2001, the credit agreement was amended to provide up to $900,000 of additional borrowings for certain purposes as defined in the amendment.

The Company's management believes that cash on hand, cash expected to be generated from operations and, to any extent necessary, usage of the availability of additional borrowings will be sufficient to meet cash requirements for the next twelve months.

In October 1996, a subsidiary of the Company, SLI Acquisition Corp. (SLIAC), acquired certain assets and liabilities of Cellco, Inc. in exchange for 10,000 shares of SLIAC's preferred stock valued at $2,000,000 for redemption purposes. At March 31, 2001, there is $1,755,000 of the preferred stock still outstanding. Beginning October 1, 2000, and continuing until September 30, 2001, the holders of the preferred stock have the right to put their stock to SLIAC for an aggregate price of $1,755,000. In the event SLIAC is combined with the Company and the combined company completes an underwritten offering, the preferred stockholders have the right to exchange such stock for 7% of the newly combined company. Management anticipates that this subsidiary will be liquidated prior to December 31, 2001, if the put is exercised and the subsidiary does not perform under the put. The put obligation is that of the subsidiary and not the Company.


Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings
          None

 Item 2.  Change in Securities
          None

Item 3.  Defaults upon Senior Securities
          None

Item 4.  Submission of Matters to a Vote of Security Holders
          None

Item 5.  Other Information
          None

Item 6.  Exhibits and reports on Form 8-K

         (a)      Exhibits - None

         (b) The Company filed no reports on Form 8-K during the quarter ended March 31, 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2001.

SPECTRUM LABORATORIES, INC.
(Registrant)




/s/ F. Jesus Martinez
---------------------
Signature

F. Jesus Martinez
President



/s/ Larry D. Womack
-------------------
Signature

Larry D. Womack
Vice President Finance