Form 10QSB
period 2001-06-30
SPECTRUM LABORATORIES INC /CA
filed 2001-08-14
CIK 319013

================================================================================


                        SECURITES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

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

   Number of shares of Common Stock outstanding as of July 31, 2001: 5,312,468

================================================================================


Spectrum Laboratories, Inc.

                                                                            Page
                                                                            ----
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
         Consolidated Balance Sheet as of June 30, 2001                       3
         Consolidated Statements of Income for the Three and Six Months
           Ended June 30, 2001 and July 1, 2000                               4
         Consolidated Statements of Cash Flows for the Six Months Ended
           June 30, 2001 and July 1, 2000                                     5
         Notes to Consolidated Statements                                     6

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              7

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    8
Item 2.  Changes in Securities                                                8
Item 3.  Defaults Upon Senior Securities                                      8
Item 4.  Submission of Matters to a Vote of Security Holders                  8
Item 5.  Other Information                                                    8
Item 6.  Exhibits and Reports on Form 8-K                                     8
Signature                                                                     9

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                           SPECTRUM LABORATORIES, INC.
                           CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2001
                    (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE)
                                   (UNAUDITED)


ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                         $    922
     Accounts receivable                                                  1,524
     Inventories                                                          1,903
     Prepaid expenses                                                        52
     Deferred taxes                                                         386
                                                                       ---------

     Total current assets                                                 4,787

Equipment and leasehold improvements                                      2,865
Goodwill                                                                  1,163
Deferred taxes                                                            1,758
Other assets                                                                753
                                                                       ---------

     TOTAL ASSETS                                                      $ 11,326
                                                                       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Current portion of long-term debt                                 $    629
     Accounts payable                                                       807
     Accrued expenses and other current liabilities                         606
                                                                       ---------

     Total current                                                        2,042
     liabilities

LONG-TERM DEBT, less current portion                                        141

MINORITY INTEREST                                                         1,755

STOCKHOLDERS' EQUITY
     Common stock, par value $.01:  25,000,000 shares authorized;
        5,312,468 issued and outstanding                                     53
     Preferred stock, par value $.01: 10,000,000 shares authorized;
        None issued or outstanding
     Additional paid-in capital                                           8,444
     Accumulated deficit                                                 (1,109)
                                                                       ---------

TOTAL STOCKHOLDERS' EQUITY                                                7,388
                                                                       ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 11,326
                                                                       =========


See notes to consolidated financial statements.

                           SPECTRUM LABORATORIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                             Three Months Ended Six Months Ended
                                              ----------------  ----------------
                                              June 30   July 1  June 30   July 1
                                               2001     2000     2001      2000
                                              -------  -------  -------  -------
NET SALES                                     $3,182   $3,447   $6,483   $6,818

COSTS AND EXPENSES
    Cost of sales                              1,843    1,742    3,553    3,459
    Selling, general and administrative        1,086    1,004    2,168    2,089
    Research and development                     142      141      331      302
    Other expense, primarily interest             10       27       20       57
                                              -------  -------  -------  -------

    Total costs and expenses                   3,081    2,914    6,072    5,907

Income before provision for income taxes         101      533      411      911

Provision for income taxes                        41      213      164      364
                                              -------  -------  -------  -------

Net income                                    $   60   $  320   $  247   $  547
                                              =======  =======  =======  =======



Earnings per share
    Basic                                     $  .01   $  .06   $  .05   $  .10
                                              =======  =======  =======  =======
    Diluted                                   $  .01   $  .06   $  .05   $  .10
                                              =======  =======  =======  =======

Weighted average shares outstanding
    Basic                                      5,312    5,312    5,312    5,312
                                              =======  =======  =======  =======
    Diluted                                    5,485    5,461    5,440    5,454
                                              =======  =======  =======  =======



See notes to consolidated financial statements.


                           SPECTRUM LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 SIX MONTHS ENDED JUNE 30, 2001 AND JULY 1, 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          2001       2000
                                                                        --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $   247    $   547
Adjustments to reconcile net income to net cash provided by
    operating activities:
Depreciation and amortization                                               361        273
Noncash compensation                                                         16         43
Change in assets and liabilities:
Decrease (increase) in accounts receivables                                  75       (281)
Decrease in inventories                                                     120         57
Decrease in prepaid expenses                                                106         31
Decrease in other assets                                                                 6
Increase (decrease) in accounts payable                                      25       (324)
(Decrease) increase in accrued expenses and other current liabilities        (8)       281
                                                                        --------   --------

Net cash provided by operating activities                                   942        633
                                                                        --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of equipment and leasehold improvements                       (381)      (175)
Acquisition of patents                                                     (500)
                                                                        --------   --------

Net cash used in investing activities                                      (881)      (175)
                                                                        --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt                                                 (410)      (411)
Proceeds from issuance of debt                                              150
Decrease in restricted cash                                                            100
                                                                        --------   --------

Net cash used in financing activities                                      (260)      (311)
                                                                        --------   --------


NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (199)      (147)

CASH AND CASH EQUIVALENTS, beginning of period                            1,121        550
                                                                        --------   --------

CASH AND CASH EQUIVALENTS, end of period                                $   922    $   697
                                                                        ========   ========


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited financial statements consolidate the accounts of Spectrum Laboratories, Inc. and its subsidiaries, SLI Acquisition Corp., Spectrum Europe B.V. and Spectrum Chromatography (collectively, the Company). All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2001 and the results of its operations for the three and six months ended June 30, 2001 and July 1, 2000 and its cash flows for the six months ended June 30, 2001 and July 1, 2000. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures in the unaudited interim financial statements are adequate to make the information presented not misleading.

Note 2 - Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or net realizable value and are composed of the following (in thousands):

                   Raw materials                     $  1,169
                   Work in progress                        53
                   Finished goods                          681
                                                     ---------

                                                     $  1,903
                                                     =========

Note 3 - Earnings per Share

Basic earnings per share is computed by dividing the net income attributable to the common stockholders by the weighted average number of common shares outstanding during the period. There is no adjustment in the net income attributable to common stockholders. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options (172,933 and 127,586 shares in the year 2001 three and six-month periods, respectively, and 148,929 and 141,876 in the year 2000 three and six-month periods, respectively).

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

Revenue by product group is as follows (in thousands):

                                           Three Months Ended  Six Months Ended
                                            ----------------   -----------------
                                            June 30, July 1,   June 30,  July 1,
                                              2001    2000      2001      2000
                                            -------  -------   -------   -------

Laboratory products                         $2,729   $2,991    $5,597    $5,901
Operating room disposable products             453      456       886       917
                                            -------  -------   -------   -------

                                            $3,182   $3,447    $6,483    $6,818
                                            =======  =======   =======   =======


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

Results of Operations

Sales decreased by 7.7% and 4.9% for the three and six-month periods of the current fiscal year, respectively, as compared to the same periods of the prior fiscal year. The decreases were due to a decrease in customer demand during the three-month period of the current fiscal year.

Cost of sales, as a percentage of sales, were 57.9% and 54.8% for the three and six-month periods of the current fiscal year, respectively, compared to 50.5% and 50.7% for the same periods of the prior fiscal year. The increase in percentages was primarily due to, in the second quarter of the current year, increased sales with a lower profit margin as compared to the prior year.

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

Liquidity and Capital Resources

During the first six months of fiscal 2001, the Company generated approximately $942,000 of cash from operating activities. This was offset by $410,000 in bank loan payments, $500,000 for an acquisition of patents (which are being amortized over approximately twelve years) and $381,000 for purchases of equipment and costs for leasehold improvements. This resulted in a net decrease in cash for the period of approximately $349,000 before debt proceeds of $150,000.

The Company has a credit agreement with a bank that prohibits payment of cash dividends without prior bank approval. The Company does not intend to pay cash dividends in fiscal 2001. In January, 2001, the credit agreement was amended to provide up to $900,000 of additional borrowings for certain purposes as defined in the amendment. In April, 2001, $150,000 was borrowed against this credit line.

The Company's management believes that cash on hand, cash expected to be generated from operations and, to any extent necessary, usage of the availability of additional borrowings will be sufficient to meet cash requirements for the next twelve months.

In October 1996, a subsidiary of the Company, SLI Acquisition Corp. (SLIAC), acquired certain assets and liabilities of Cellco, Inc. in exchange for 10,000 shares of SLIAC's preferred stock valued at $2,000,000 for redemption purposes. At March 31, 2001, there is $1,755,000 of the preferred stock still outstanding. Beginning October 1, 2000, and continuing until September 30, 2001, the holders of the preferred stock have the right to put their stock to SLIAC for an aggregate price of $1,755,000. In the event SLIAC is combined with the Company and the combined company completes an underwritten offering, the preferred stockholders have the right to exchange such stock for 7% of the newly combined company. The put obligation is that of the subsidiary and not the Company. Management anticipates that this subsidiary will be liquidated prior to December 31, 2001.



Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          None

Item 2.   Change in Securities
          None

Item 3.   Defaults upon Senior Securities
          None

Item 4.   Submission of Matters to a Vote of Security Holders
          None

Item 5.   Other Information
          None

Item 6.  Exhibits and reports on Form 8-K

         (a)      Exhibits - None

         (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 10, 2001.

SPECTRUM LABORATORIES, INC.
(Registrant)




/s/  F. Jesus Martinez
------------------------------
Signature

F. Jesus Martinez
President





/s/  Larry D. Womack
------------------------------
Signature

Larry D. Womack
Vice President Finance