Form 10QSB
period 2001-09-29
SPECTRUM LABORATORIES INC /CA
filed 2001-11-13
CIK 319013

--------------------------------------------------------------------------------


                        SECURITES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2001

                                       OR

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

 Number of shares of Common Stock outstanding as of October 31, 2001: 5,312,468

--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----
Part I  -  FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)
           Consolidated Balance Sheet as of September 29, 2001                3
           Consolidated Statements of Income for the Three and Nine Months
             Ended September 29, 2001 and September 30, 2000                  4
           Consolidated Statements of Cash Flows for the Nine Months Ended
             September 29, 2001 and September 30, 2000                        5
           Notes to Consolidated Statements                                   6

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        7

Part II - OTHER  INFORMATION

Item 1.   Legal Proceedings                                                   8
Item 2.   Changes in Securities                                               8
Item 3.   Defaults Upon Senior Securities                                     8
Item 4.   Submission of Matters to a Vote of Security Holders                 8
Item 5.   Other Information                                                   8
Item 6.   Exhibits and Reports on Form 8-K                                    8
Signature                                                                     9

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements


                           SPECTRUM LABORATORIES, INC.
                           CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 29, 2001
                    (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE)
                                   (UNAUDITED)


ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                        $     893
     Accounts receivable                                                  1,607
     Inventories                                                          1,928
     Prepaid expenses                                                       112
     Deferred taxes                                                         386
                                                                      ----------

     Total current assets                                                 4,926

Equipment and leasehold improvements                                      2,941
Goodwill                                                                  1,142
Deferred taxes                                                            1,758
Other assets                                                                738
                                                                      ----------

TOTAL ASSETS                                                          $  11,505
                                                                      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Current portion of long-term debt                                $     442
     Accounts payable                                                       822
     Accrued expenses and other current liabilities                         803
                                                                      ----------

     Total current                                                        2,067
     liabilities

LONG-TERM DEBT, less current portion                                        197

MINORITY INTEREST                                                         1,755

STOCKHOLDERS' EQUITY
     Common stock, par value $.01:  25,000,000 shares authorized;
        5,312,468 issued and outstanding                                     53
     Preferred stock, par value $.01: 10,000,000 shares authorized;
        None issued or outstanding
     Additional paid-in capital                                           8,451
     Accumulated deficit                                                 (1,018)
                                                                      ----------

TOTAL STOCKHOLDERS' EQUITY                                                7,486
                                                                      ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  11,505
                                                                      ==========

See notes to consolidated financial statements


                           SPECTRUM LABORATORIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                            Three Months Ended     Nine Months Ended
                                           --------------------   --------------------
                                             Sep 29     Sep 30      Sep 29    Sep 30
                                              2001       2000        2001      2000
                                           ---------  ---------   ---------  ---------
NET SALES                                  $  3,112   $  3,198    $  9,595   $ 10,016

COSTS AND EXPENSES
    Cost of sales                             1,758      1,673       5,311      5,132
    Selling, general and administrative       1,008        979       3,176      3,068
    Research and development                    190        167         521        469
    Other expense, primarily interest             2         28          22         85
                                           ---------  ---------   ---------  ---------

    Total costs and expenses                  2,958      2,847       9,030      8,754

Income before provision for income taxes        154        351         565      1,262

Provision for income taxes                       62       (459)        226        (95)
                                           ---------  ---------   ---------  ---------

Net income                                 $     92   $    810    $    339   $  1,357
                                           =========  =========   =========  =========


Earnings per share
    Basic                                  $    .02   $    .15    $    .06   $    .26
                                           =========  =========   =========  =========
    Diluted                                $    .02   $    .15    $    .06   $    .25
                                           =========  =========   =========  =========

Weighted average shares outstanding
    Basic                                     5,312      5,312       5,312      5,312
                                           =========  =========   =========  =========
    Diluted                                   5,484      5,420       5,455      5,443
                                           =========  =========   =========  =========


See notes to consolidated financial statements.



                           SPECTRUM LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           NINE MONTHS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          2001       2000
                                                                        --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $   339    $ 1,357
Adjustments to reconcile net income to net cash provided by
    operating activities:
Depreciation and amortization                                               544        457
Noncash compensation                                                         22         67
Deferred taxes                                                                -       (170)
Change in assets and liabilities:
(Increase) in accounts receivables                                           (8)       (31)
Decrease in inventories                                                      95        104
Decrease in prepaid expenses                                                 46         99
Decrease in other assets                                                      -         11
Increase (decrease) in accounts payable                                      40       (321)
Increase (decrease) in accrued expenses and other current liabilities       189        (32)
                                                                        --------   --------

Net cash provided by operating activities                                 1,267      1,541
                                                                        --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of equipment and leasehold improvements                       (604)      (330)
Acquisition of patents                                                     (500)         -
                                                                        --------   --------

Net cash used in investing activities                                    (1,104)      (330)
                                                                        --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt                                                 (616)      (617)
Proceeds from issuance of debt                                              225          -
Decrease in restricted cash                                                   -        100
                                                                        --------   --------

Net cash used in financing activities                                      (391)      (517)
                                                                        --------   --------


NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                       (228)       694

CASH AND CASH EQUIVALENTS, beginning of period                            1,121        550
                                                                        --------   --------

CASH AND CASH EQUIVALENTS, end of period                                $   893    $ 1,244
                                                                        ========   ========


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited financial statements consolidate the accounts of Spectrum Laboratories, Inc. and its subsidiaries, SLI Acquisition Corp., Spectrum Europe B.V. and Spectrum Chromatography (collectively, the Company). All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 29, 2001 and the results of its operations for the three and nine months ended September 29, 2001 and September 30, 2000 and its cash flows for the nine months ended September 29, 2001 and September 30, 2000. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures in the unaudited interim financial statements are adequate to make the information presented not misleading.

Note 2 - Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or net realizable value and are composed of the following (in thousands):

                   Raw materials                    $  1,093
                   Work in progress                      202
                   Finished goods                        633
                                                    ---------

                                                    $  1,928
                                                    =========

Note 3 - Earnings per Share

Basic earnings per share is computed by dividing the net income attributable to the common stockholders by the weighted average number of common shares outstanding during the period. There is no adjustment in the net income attributable to common stockholders. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options (171,136 and 142,710 shares in the year 2001 three and nine-month periods, respectively, and 108,506 and 130,752 in the year 2000 three and nine-month periods, respectively).

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

Revenue by product group is as follows (in thousands):

                                          Three Months Ended   Nine Months Ended
                                           -----------------   -----------------
                                            Sep 29,  Sep 30,   Sep 29,   Sep 30,
                                             2001     2000       2001     2000
                                           -------   -------   -------   -------

Laboratory products                        $ 2,655   $ 2,777   $ 8,252   $ 8,678
Operating room disposable products             457       421     1,343     1,338
                                           -------   -------   -------   -------
                                           $ 3,112   $ 3,198   $ 9,595   $10,016
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

Results of Operations

Sales decreased by 4.2% for the nine-month period of the current fiscal year, as compared to the same period of the prior fiscal year. The decrease was primarily due to a decrease in customer demand during the previous three-month period of the current fiscal year.

Cost of sales, as a percentage of sales, were 56.5% and 55.4% for the three and nine-month periods of the current fiscal year, respectively, compared to 52.3% and 51.2% for the same periods of the prior fiscal year. The increase in percentages were primarily due to lower sales of higher margin products and increased manufacturing costs.

Income taxes - The income tax provision for the prior year three and nine-month periods, as a percentage to income before income taxes, is a credit as a result of management's reassessment of the realizability of its deferred tax assets. During the quarter ended September 30, 2000, the Company reversed $600,000 of the deferred tax valuation allowance by recording a credit to the income tax provision. The nine-month income tax provision (credit) represents the Company's state tax provision of 6% of pretax income, net of the $600,000 decrease in the deferred tax asset valuation allowance. The Company has applied a valuation allowance on its net deferred tax assets which exceeds the recoverability of those assets from estimated future taxable income for the next three years. This valuation allowance could change substantially in future years due to changes in estimates of future taxable income and changes in the components of the deferred tax assets. Accordingly, income taxes as a percentage of income before income taxes could vary significantly in future years.

Liquidity and Capital Resources

During the first nine months of fiscal 2001, the Company generated approximately $1,267,000 of cash from operating activities. This was offset by $616,000 in bank loan payments, $500,000 for an acquisition of patents (which are being amortized over approximately twelve years) and $604,000 for purchases of equipment and costs for leasehold improvements. This resulted in a net decrease in cash for the period of approximately $453,000 before debt proceeds of $225,000.

The Company has a credit agreement with a bank that prohibits payment of cash dividends without prior bank approval. The Company does not intend to pay cash dividends in fiscal 2001. In January, 2001, the credit agreement was amended to provide up to $900,000 of additional borrowings for certain purposes as defined in the amendment. During the first nine months of the current fiscal year, $225,000 has been borrowed against this credit line.

The Company's management believes that cash on hand, cash expected to be generated from operations and, to any extent necessary, usage of the availability of additional borrowings will be sufficient to meet cash requirements for the next twelve months.

In October 1996, a subsidiary of the Company, SLI Acquisition Corp. (SLIAC), acquired certain assets and liabilities of Cellco, Inc. in exchange for 10,000 shares of SLIAC's preferred stock valued at $2,000,000 for redemption purposes. At September 29, 2001, there is $1,755,000 of the preferred stock still outstanding. Beginning October 1, 2000, and continuing until September 30, 2001, the holders of the preferred stock have the right to put their stock to SLIAC for an aggregate price of $1,755,000. In the event SLIAC is combined with the Company and the combined company completes an underwritten offering, the preferred stockholders have the right to exchange such stock for 7% of the newly combined company. The put obligation is that of the subsidiary and not the Company.

Accounting Standards: In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001. It also requires that goodwill and indefinite lived intangible assets be tested for impairment at least annually. The Company is in the process of determining the expected impact on earnings and existing goodwill and other intangibles upon adoption which will include the elimination of goodwill amortization and may include goodwill impairment. As of September 29, 2001, goodwill totaled $1.1 million and is being amortized over not more than 15 years.


Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings
          None

Item 2.  Change in Securities
          None

Item 3.  Defaults upon Senior Securities
          None

Item 4.  Submission of Matters to a Vote of Security Holders
          None

Item 5.  Other Information
          None

Item 6.  Exhibits and reports on Form 8-K

         (a) Exhibits - None

         (b) The Company filed no reports on Form 8-K during the quarter ended September 29, 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2001.

SPECTRUM LABORATORIES, INC.
(Registrant)




/s/  F. Jesus Martinez
------------------------------
Signature

F. Jesus Martinez
President





/s/  Larry D. Womack
------------------------------
Signature

Larry D. Womack
Vice President Finance