Form 10KSB
period 2001-12-29
SPECTRUM LABORATORIES INC /CA
filed 2002-03-29
CIK 319013

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 29, 2001

                           Commission File No. 0-9478

                           SPECTRUM LABORATORIES, INC.
                 (Name of small business issuer in its charter)

             Delaware                                             95-4718363
             --------                                             ----------
  (State or other Jurisdiction of                             (I.R.S. Employer
   Incorporation or Organization)                            Identification No.)

      18617 Broadwick Street
    Rancho Dominguez, California                                   90220
    ----------------------------                                   -----
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

      State issuer's revenues for its most recent fiscal year: $12,916,000

The aggregate market value of voting stock held by nonaffiliates of the registrant is $138,748 as of February 28, 2002, based on the $1.55 per share closing price for the Common Stock in the over-the-counter market on such date, representing 89,515 shares held by nonaffiliates.

Number of shares of Common Stock outstanding as of February 28, 2002:  5,312,468

                                     TABLE OF CONTENTS
                                 FORM 10-KSB ANNUAL REPORT
                           FOR THE YEAR ENDED DECEMBER 29, 2001
                                SPECTRUM LABORATORIES, INC.

Item No.                                                                               Page
--------                                                                               ----
    PART I
    1.      Description of Business  ...............................................     3
    2.      Description of Property  ...............................................     7
    3.      Legal Proceedings  .....................................................     8
    4.      Submission of Matters to a Vote of Security Holders  ...................     8

    PART II
    5.      Market for Common Equity and Related Shareholder Matters  ..............     8
    6.      Management's Discussion and Analysis of Financial Condition
            and Results of Operations...............................................     8
    7.      Financial Statements  ..................................................     9
    8.      Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure................................................    10

    PART III
    9.      Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act.......................    10
    10.     Executive Compensation..................................................    11
    11.     Security Ownership of Certain Beneficial Owners and Management..........    12
    12.     Certain Relationships and Related Transactions..........................    13
    13.     Exhibits and Reports on Form 8-K........................................    13


                                            2

THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS, UNCERTAINTIES AND ASSUMPTIONS THE REALIZATION OF WHICH MAY BE IMPACTED BY CERTAIN FACTORS INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH IN
ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

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

The Company's proprietary products are used for research by OEM manufacturers and for Process Separations of pharmaceutical compounds. Most laboratory products are sold through laboratory distributors. OEM and private label products are sold primarily to manufacturers. They include re-sale versions of the Company's laboratory products as well as specially designed membrane products. Process or scale-up separation products are sold to pharmaceutical and diagnostic manufacturers for process development and manufacturing. The Process Separation products also include the necessary systems for operating the separation application. Both OEM and Process products are sold directly by the Company. The Company's wholly owned subsidiary, Spectrum Europe B.V., sells process products on behalf of the Company in Europe. The Company's products and trademarks, Spectra/Por, Cellmax and KrosFlo are well-known and used throughout the world for purification of proteins, cells expansion, encapsulation and diagnostic particles separation. Company personnel work closely with existing and potential customers to develop new Mass Transfer Membranes (MTM) products, applications and devices for the research markets.

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

The Company has a business relationship with Stanford Research International and Edison Power Research Institute (EPRI). This venture, Facilichem, Inc., was established to commercialize new membrane systems for major industrial separations while greatly reducing current costs. The systems will be marketed for waste stream separators for environmental markets, chiral molecule separations for pharmaceutical use and for food and beverage separation. This technology provides the means to add or remove trace substances which contribute to and/or improve flavor and taste.

Facilichem, Inc. was awarded a two million dollar grant in November 1998 by the Advanced Technology Program (ATP) of the National Institute of Standards and Technology to commercialize its proprietary separation systems. Spectrum is the exclusive supplier of membranes to Facilichem, Inc.

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

The Company's MTM devices, loaded with hepatocytes (liver cells) have been used successfully as liver-assist devices for patients suffering from acute liver failure. The device provides a life sustaining "bridge" to patients suffering from fulminant liver failure who are candidates for a liver transplant or until their own liver regenerates and recovers. By providing MTM's devices and systems to clinical scientists, the Company believes that its products will be part of applications and protocols for therapies undergoing the regulatory approval process controlling such therapies. In December of 2001, Spectrum entered into specific research, licensing, manufacturing and supply agreements (the Agreements) with an unrelated company to develop this technology. The agreements call for Spectrum to expend $550,000 over the next four years on specified research and development. Per the terms of the Agreements, Spectrum would be the exclusive manufacturer for any product developed as a result of this research.

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

OPERATING ROOM (OR) DISPOSABLES

The three major product groups are: Operating Room Equipment Drapes, Orthopedic Soft Goods and Esmarch Bandages.

The products are distributed through a number of channels including National and Regional Catalog Houses, OEM and Private Label Accounts, Regional OR Specialty Distributors, Custom Procedure Tray Manufacturers and direct sales to Institutions and International Distributors. Nearly all Operating Room Equipment Drapes are sold in sterile ready-to-use format. OR Drapes are sold primarily through OEM and Private label accounts, through Regional OR Specialty Distributors and through Regional and National Catalog Houses. Over the past few years, the importance of OR Specialty Distributor sales has declined while OEM, Private Label and Catalog House sales have increased. OR Drapes constitute nearly all the Company's international sales for this product group. Orthopedic Soft Goods are primarily sold through Regional and National Catalog Houses and Procedure Tray Manufacturers. Approximately one-third of Orthopedic Soft Goods sales are in non-sterile, bulk format primarily to Tray Manufacturers. Essentially no Soft Goods or Esmarch Bandages are sold internationally. Esmarch Bandages are sold through Catalog Houses, Regional OR Specialty Distributors, Procedure Tray Manufacturers and Private Label. The Company employs its own sales force but also uses stocking distributors capable of supplying product delivery on a local level.

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

OPERATING ROOM (OR) DISPOSABLES

There are distinctly different competitors among medical disposable product lines. Significant consolidation has taken place recently in the OR Equipment Drape business. The major competitors offering a full line of OR Equipment Drapes include Microtek Medical, Medical Technique Instruments, MTI, Zeiss and Advance Medical Designs. Each manufacturer has niches in either a specific type of equipment drape or specific accounts with the exception of Microtek which, with over 50% of the market share, is the market leader with a strong presence in all niches. The Company has been most effective in competing with its Video Camera Drape line particularly on the basis of quality and price. Orthopedic Soft Goods are similarly consolidating but the market remains very fragmented. Major competitors include Alba, Balfour, Kimberly Clark and DeRoyal Industries among others. Esmarch Elastic Bandage is produced by a small number of non-medical rubber producers who then sell bulk non-sterile product to medical device firms for packaging and sterilization. As a result, there are numerous competitors distributing Esmarch Bandages but the range of offerings is relatively limited with competition being primarily driven by price.

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

GOVERNMENT REGULATIONS
----------------------

The Food and Drug Administration (the "FDA") and the California Food and Drug Bureau ("CFDB") regulate the manufacture and quality control procedures of certain of the Company's products. Compliance with FDA and CFDB regulations is a ignificant expense but the Company believes that such expenses are costs of doing business in the industry and that the Company's expenses are similar to those of other companies in the business.

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

DEPENDENCE UPON FEW CUSTOMERS
-----------------------------

The Company does not believe that its business would be adversely affected by the loss of any individual customer or small group of customers. During the 2001 and 2000 fiscal years, two distributors accounted for 10% or more of the Company's total sales which were approximately 14% in both 2001 and 2000, for one dealer, and were approximately 13% in both 2001 2000 for another customer. The Company's sales to dealers are proprietary branded products which would be resourced from other dealers or directly from the Company if a specific dealer or dealers fail to supply the Company's products.

RESEARCH AND PRODUCT DEVELOPMENT
--------------------------------

The Company incurred research and product development expenses of approximately $671,000 in 2001 and $677,000 in 2000. Research and product development functions are particularly important for the Company's future growth.

EMPLOYEES
---------

On December 29, 2001, the Company had 122 employees, of which 119 were full-time employees.

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

Information regarding the Company's major facilities is as follows:

                                                                      Lease            Monthly
      Location               Principal Usage         Sq. Feet       Term. Date         Rental
------------------           ---------------        ----------      ----------       -----------
Rancho Dominguez, CA         Administration
                               and Manufacturing     55,000              7/05          $ 27,750
Dallas, TX                   Manufacturing           20,000             12/03             5,833
Houston, TX                  Manufacturing            9,975              8/03             4,339
Breda, The Netherlands       Sales                    1,400             12/03             1,683


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

                2001                                   High              Low
                ----
                First Quarter                       $  2.38           $  1.50
                Second Quarter                         3.00              1.62
                Third Quarter                          3.00              1.75
                Fourth Quarter                         3.05              1.50

                2000
                ----
                First Quarter                       $  1.75           $  1.25
                Second Quarter                         2.13              1.25
                Third Quarter                          1.88              1.50
                Fourth Quarter                         1.75              1.50

No dividends have been declared or paid by the Company since inception. Additionally, the Company's financing agreements with the bank prohibit the payment of dividends without the bank's approval. The Company intends to employ all available funds for development of its business and, accordingly, does not intend to pay cash dividends in the foreseeable future.

As of December 29, 2001, the number of holders of record of the Company's Common Stock was 752.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to the Company and its majority-owned subsidiaries, SLI Acquisition Corp. (SLIAC), Spectrum Europe B.V. (Spectrum B.V.) and Spectrum Chromatography, Inc. (Chromatography).

RESULTS OF OPERATIONS - FISCAL YEAR 2001 COMPARED TO FISCAL YEAR 2000

Consolidated sales of $12,916,000 were down from prior year by $524,000 (3.9%). The falloff in sales is principally attributable to timing relating to the Company's relocation in late 2000. Due to the Company's relocation and the decrease in production capacity during the start up phase in the new facilities customers were encouraged to order in greater quantities than their normal purchasing pattern in late 2000. This resulted in sales increasing $368,000 (12%) in 2000 fourth quarter over 1999's fourth quarter. Correspondingly, the Company's sales in the first six months of 2001 were down $335,000 (5%) versus the same period in 2000.

Cost of sales increased by $272,000 (3.9%) resulting in gross margin of $5,734,000 (44.4%). Actual production related costs at the Company's two primary facilities increased $207,000 (4.9%) in 2001 versus year 2000. The principal expenses associated with this increase related to utilities, with an increase of $84,000 (35.9%) and health insurance/worker comp expenses that increased $76,000 (47.2%) in 2001. Gross margin was also adversely impacted by one product, sold to a major customer, at a lower margin level, with a sales increase of $172,000 in 2001 versus 2000. The Company, desiring to maintain a strong working relationship with this customer is currently in the process of developing alternative production processes in order to reduce manufacturing costs.

Research and development expenses in 2001 were basically the same as prior year, $671,000 versus $677,000. Due to a research agreement entered into in December 2001 with an unrelated company, the Company anticipates funds expended on research and development will increase in the future as the agreement calls for Spectrum to expend $550,000 over the next four years on specified research and development.

Selling, general and administrative expenses (SG&A) increased $127,000 (3.1%). European operations SG&A increased by $51,000 (16.6%) with the increase principally attributable to personnel. SG&A for the U.S. operations increased $77,000 (2%) in year 2001 to $3,854,000. U.S. operations incurred increased patent amortization of $61,000 in the current year while 2000 expenses benefited from a gain of $97,000 from disposal of assets related to relocation. These negative impacts on the current year were partially offset by $50,000 less in relocation expenditures in 2001 versus fiscal 2000. The Company does not anticipate incurring any relocation expenses in 2002.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2001, the Company generated approximately $1,629,000 of cash from operating activities. Earnings from operations, before depreciation and amortization, were the primary sources of these cash flows with a reduction of $376,000 in inventory being an additional contributing factor. Cash expenditures for equipment and leasehold improvements of $651,000, patents of $500,000 and payments of long-term debt of $822,000 were the primary cash outflows. The Company entered into its fourth credit agreement with a bank resulting in the Company receiving debt proceeds of $2,250,000 in 2001. Principally related to the above noted items resulted in cash increasing $1,906,000 for the year.

At December 29, 2001, the Company has approximately $692,000 in net operating loss tax benefits which expire at various times through fiscal year 2027. Management anticipates utilizing these entire benefits prior to their expiration.

The fourth credit agreement does restrict the use of the cash proceeds to certain purposes as defined in the agreement. The credit agreement prohibits the payment of cash dividends without prior bank approval.

The Company's management believes that cash on hand plus cash anticipated to be generated from operations will be sufficient to meet the Company's cash requirements for 2002. The Company did expend the remaining $250,000 related to the patent obligation, as of December 29, 2001, in February of 2002.

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

                           SPECTRUM LABORATORIES, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 29, 2001

                                 C O N T E N T S


                                                                         Page
------------------------------------------------------------------------------

INDEPENDENT AUDITOR'S REPORT                                              F-1
------------------------------------------------------------------------------

FINANCIAL STATEMENTS
  Consolidated balance sheet                                              F-2
  Consolidated statements of income                                       F-3
  Consolidated statements of stockholders' equity                         F-4
  Consolidated statements of cash flows                                   F-5
  Notes to consolidated financial statements                              F-6
------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Spectrum Laboratories, Inc.
Rancho Dominguez Hills, California

We have audited the accompanying consolidated balance sheet of Spectrum Laboratories, Inc. and subsidiaries as of December 29, 2001 and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 29, 2001 and December 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spectrum Laboratories, Inc. and subsidiaries as of December 29, 2001 and the results of their operations and their cash flows for the years ended December 29, 2001 and December 30, 2000 are in conformity with accounting principles generally accepted in the United States of America.






Anaheim, California
March 20, 2002

SPECTRUM LABORATORIES, INC.

CONSOLIDATED BALANCE SHEET
------------------------------------------------------------------------------------------


                                                                             DECEMBER 29,
ASSETS                                                                           2001
                                                                             -------------
CURRENT ASSETS:
    Cash and cash equivalents                                                $  3,027,000
    Accounts receivable, less allowance for doubtful accounts of $135,000       1,689,000
    Inventories                                                                 1,647,000
    Prepaid expenses                                                              135,000
    Deferred taxes                                                                293,000

                                                                             -------------
        Total current assets                                                    6,791,000

EQUIPMENT AND LEASEHOLD IMPROVEMENTS                                            2,849,000

PATENTS, net of accumulated amortization of $61,000                               689,000

GOODWILL, net of accumulated amortization of $876,000                           1,122,000

DEFERRED TAXES                                                                  1,662,000

OTHER ASSETS                                                                       33,000
                                                                             -------------

        Total assets                                                         $ 13,146,000
                                                                             =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current maturities of long-term debt                                     $    771,000
    Accounts payable                                                              680,000
    Accrued expenses and other current liabilities:
      Compensation                                                                319,000
      Other                                                                       181,000
                                                                             -------------
        Total current liabilities                                               1,951,000
                                                                             -------------

LONG-TERM DEBT, net of current maturities                                       1,687,000
                                                                             -------------

MINORITY INTEREST                                                               1,755,000
                                                                             -------------

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value, 25,000,000 shares authorized;
      5,312,468 shares issued and outstanding                                      53,000
    Preferred stock, par value $.01; 10,000,000 shares authorized;
      none issued and outstanding                                                      --
    Additional paid-in capital                                                  8,458,000
    Accumulated deficit                                                          (758,000)
                                                                             -------------
        Total stockholders' equity                                              7,753,000
                                                                             -------------

        Total liabilities and stockholders' equity                           $ 13,146,000
                                                                             =============

See Notes to Consolidated Financial Statements.

SPECTRUM LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF INCOME
-----------------------------------------------------------------------------------------


                                                                  FISCAL YEARS ENDED
                                                             ----------------------------
                                                                 2001            2000
                                                             -------------  -------------

NET SALES                                                    $ 12,916,000   $ 13,440,000

COSTS AND EXPENSES
    Cost of sales                                               7,182,000      6,910,000
    Selling, general and administrative                         4,206,000      4,079,000
    Research and development                                      671,000        677,000
    Compensation expense related to stock options                  30,000         81,000
    Other expense, primarily interest                              22,000         94,000
                                                             -------------  -------------

        Total costs and expenses                               12,111,000     11,841,000
                                                             -------------  -------------

        Income before provision for income taxes (credits)        805,000      1,599,000

Income taxes (credits)                                            207,000       (173,000)
                                                             -------------  -------------

        Net income                                           $    598,000   $  1,772,000
                                                             =============  =============

Earnings per share:
    Basic                                                    $       0.11   $       0.33
                                                             =============  =============

    Diluted                                                  $       0.11   $       0.33
                                                             =============  =============

Weighted average shares outstanding:
    Basic                                                       5,312,338      5,311,968
                                                             =============  =============

    Diluted                                                     5,438,514      5,422,842
                                                             =============  =============

See Notes to Consolidated Financial Statements.

SPECTRUM LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------


                                                Common stock           Additional
                                          --------------------------    paid-in     Accumulated
                                             Shares        Amount       capital       deficit
                                          ------------  ------------  ------------  ------------

Balance, January 1, 2000                    5,311,968   $    53,000   $ 8,347,000   $(3,128,000)

Net income                                         --            --            --     1,772,000

Compensation expense related
    to stock options                               --            --        81,000            --
                                          ------------  ------------  ------------  ------------

Balance, December 30, 2000                  5,311,968        53,000     8,428,000    (1,356,000)

Net income                                         --            --            --       598,000

Shares issued - exercised stock options           500            --         1,000            --

Compensation expense related
    to stock options                               --            --        29,000            --
                                          ------------  ------------  ------------  ------------

Balance, December 29, 2001                  5,312,468   $    53,000   $ 8,458,000   $  (758,000)
                                          ============  ============  ============  ============


See Notes to Consolidated Financial Statements.

SPECTRUM LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------


                                                                  FISCAL YEARS ENDED
                                                              ---------------------------
                                                                  2001           2000
                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                $   598,000    $ 1,772,000
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                               719,000        627,000
      Noncash compensation                                         30,000         81,000
      Deferred taxes                                              189,000       (219,000)
      Change in working capital components:
        (Increase) in accounts receivable                         (90,000)       (91,000)
        Decrease in inventories                                   376,000        366,000
        Decrease in prepaid expenses                               23,000        129,000
        (Decrease) in accounts payable                           (102,000)      (279,000)
        (Decrease) in accrued expenses                           (114,000)      (123,000)
                                                              ------------   ------------

        NET CASH PROVIDED BY OPERATING ACTIVITIES               1,629,000      2,263,000
                                                              ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of equipment and leasehold improvements          (651,000)    (1,003,000)
    Acquisition of patents                                       (500,000)            --
    (Increase) decrease in other assets                                --         34,000
                                                              ------------   ------------

        NET CASH (USED IN) INVESTING ACTIVITIES                (1,151,000)      (969,000)
                                                              ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments of long-term debt                         (822,000)      (823,000)
    Loan Proceeds                                               2,250,000             --
    Decrease in restricted cash                                        --        100,000
                                                              ------------   ------------

        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES     1,428,000       (723,000)
                                                              ------------   ------------

        NET INCREASE IN CASH AND CASH EQUIVALENTS               1,906,000        571,000

Cash and cash equivalents
    Beginning of year                                           1,121,000        550,000
                                                              ------------   ------------

    End of year                                               $ 3,027,000    $ 1,121,000
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

           FISCAL YEAR - The Company's fiscal year ends on the Saturday nearest December 31. The years ended December 29, 2001 (fiscal year 2001) and December 30, 2000 (fiscal year 2000) both consist of approximately 52 weeks.

           PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Spectrum and its wholly owned subsidiaries and majority-owned subsidiary, SLIAC. All intercompany balances and transactions have been eliminated in consolidation.

           USE OF ESTIMATES - The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

           The Company's operations are affected by numerous factors including market acceptance, changes in technologies and new laws and government regulations and policies. The Company cannot predict what impact, if any, the occurrence of these or other events might have on the Company's operations. Significant estimates and assumptions made by management are used for, but not limited to, the allowance for doubtful accounts, the reserve for slow moving or obsolete inventories and the carrying value of long-lived and intangible assets.

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

           PATENTS - The Company has acquired patents utilized within the various manufacturing processes. These patents are amortized over their respective lives, typically 17 years. Management evaluates the usefulness of these patents annually in determining any potential impairment.

           GOODWILL - Goodwill represents the excess of the purchase price over the fair value of net assets acquired resulting from a prior acquisition and is amortized on a straight-line basis over 15 years. The Company evaluates the recoverability of goodwill annually by comparing undiscounted expected future cash flows from the related operations to the carrying value of goodwill.

           DETERMINING IMPAIRMENT ON LONG-LIVED ASSETS - The Company recognizes impairment losses for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. Management believes there was no impairment of the value of such assets for the fiscal years 2001 or 2000.

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

           EARNINGS PER SHARE - Basic earnings per share is computed by dividing the net income attributable to the common stockholders by the weighted average number of common shares outstanding during the period. There is no adjustment in the net income attributable to common stockholders. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options (126,176 and 110,874 shares in the fiscal years 2001 and 2000, respectively). During 2001 and 2000, 81,100 and 389,600 options, respectively, were excluded from diluted common shares as they were antidilutive.

           REVENUE RECOGNITION - The Company records revenue at the time the related products are shipped.

           PRODUCT RETURNS AND WARRANTIES - The Company records a provision for estimated product returns and warranties at the time the revenue is recognized.

           RESEARCH AND DEVELOPMENT - The Company expenses research and development costs as incurred.

           ADVERTISING COSTS - Costs associated with advertising and promoting products are expensed as incurred. Advertising and promotion expense was approximately $106,000 and $84,000 during fiscal years 2001 and 2000.

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           REMEASUREMENT OF FOREIGN CURRENCIES - Monetary assets and liabilities of Spectrum B.V. are remeasured into U.S. dollars at year-end exchange rates and nonmonetary assets and stockholders' equity are remeasured using historical rates of exchange. Income and expenses are remeasured at average rates during the respective years. The functional currency of this subsidiary is the U.S. dollar; therefore, remeasurement gains or losses are included in income. Remeasurement gains or (losses) included in income for fiscal years 2001 and 2000 were approximately $26,000 and ($71,000), respectively.

           FAIR VALUE OF FINANCIAL INSTRUMENTS - Management believes that the carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short maturity of these financial instruments. Long-term debt bears interest at a rate indexed to the prime rate and, therefore, management believes the carrying amount of the outstanding borrowings at December 29, 2001 and December 30, 2000 approximates fair market value.

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

           NEW ACCOUNTING STANDARDS - In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS (SFAS No. 141) and Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (SFAS No. 142). SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 142 in the first quarter of fiscal year 2002. The Company is in the process of determining the expected impact on earnings and existing goodwill and other intangibles upon adoption, which will include the elimination of goodwill amortization and may include additional goodwill impairment. Goodwill amortization expense for the year ended December 29, 2001 was approximately $83,000. As of December 29, 2001, goodwill net of accumulated amortization totaled approximately $1,122,000 and was being amortized over 15 years.

           In August 2001 the FASB issued Statement of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS (SFAS No. 144). SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           long-lived assets. The Company is required to adopt this Statement in the first quarter of fiscal year 2002.

           Management does not expect the adoption of FASB 142 or FASB 144 to have a material impact on the financial statements.

NOTE 2.    INVENTORIES

           Inventories consist of the following at December 29, 2001:

           Raw materials                                            $   972,000
           Work in process                                               83,000
           Finished goods                                               592,000
                                                                    ------------
                                                                    $ 1,647,000
                                                                    ============

NOTE 3.    EQUIPMENT AND LEASEHOLD IMPROVEMENTS

           Equipment and leasehold improvements consist of the following at December 29, 2001:

           Machinery, equipment and tooling                         $ 5,828,000
           Office furniture and equipment                             1,752,000
           Artwork, at cost                                           1,006,000
           Leasehold improvements                                     1,057,000
                                                                    ------------
                                                                      9,643,000
           Less accumulated depreciation and amortization            (6,794,000)
                                                                    ------------

                                                                    $ 2,849,000
                                                                    ============

           Depreciation and amortization expense of equipment and leasehold improvements for fiscal years 2001 and 2000 was $577,000 and $445,000, respectively.

NOTE 4.    INCOME TAXES

           The Company's provision for income taxes (benefit) consists of the following:

                                                  2001                   2000
                                               ----------             ----------
           Current:
           Federal                             $ (21,000)             $      --
           State                                  22,000                 54,000
           Foreign                                17,000                 (8,000)
                                               ----------             ----------
                                                  18,000                 46,000
                                               ----------             ----------
           Deferred:
           Federal                               169,000               (229,000)
           State                                  20,000                 10,000
                                               ----------             ----------
                                                 189,000               (219,000)
                                               ----------             ----------
                                               $ 207,000              $(173,000)
                                               ==========             ==========

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4.    INCOME TAXES (Continued)

           The reported provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 35% to the consolidated income before provision for income taxes as follows:

                                                         2001            2000
                                                       ----------     ----------

           Statutory federal income tax provision      $ 284,000      $ 560,000
           Nondeductible amortization of intangibles          --         33,000
           State income taxes, net of federal benefit     40,000          5,000
           Change in valuation allowance                      --       (700,000)
           Nondeductible expenses                         32,000          8,000
           Tax credits used in current year              (57,000)            --
           Other                                         (92,000)       (79,000)
                                                       ----------     ----------

           Income tax provision                        $ 207,000      $(173,000)
                                                       ==========     ==========

           The components of the Company's net deferred income tax assets as of December 29, 2001 are as follows:

                                                                         2001
                                                                     -----------
           Operating loss carryforwards                              $2,012,000
           Intangibles                                                  499,000
           Stock based compensation not currently deductible            166,000
           Reserves not currently deductible                            373,000
           Equipment and leasehold improvements                         112,000
           Tax credits                                                   89,000
           Other                                                        204,000
                                                                     -----------
                                                                      3,455,000
           Valuation allowance                                        1,500,000
                                                                     -----------

           Net deferred tax assets                                   $1,955,000
                                                                     ===========

           The net deferred tax assets have been classified on the accompanying consolidated balance sheet as follows:

           Current assets                                            $  293,000
           Noncurrent assets                                          1,662,000
                                                                     -----------

           Net deferred tax assets                                   $1,955,000
                                                                     ===========

           In assessing the realizability of deferred tax assets, management has estimated that it is more likely than not that approximately $1,500,000 will not be realized. This valuation allowance represents a portion of net operating loss carryforwards attained through a prior business acquisition. As further discussed below, tax law limits the use of an acquired entity's net operating loss carryforwards to subsequent taxable income of the consolidated entity. During fiscal years 2001 and 2000, the Company utilized approximately $365,000 and $2,144,000, respectively, of net operating

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4.    INCOME TAXES (Continued)

           losses, to offset currently payable tax liability. Management will continue to evaluate the realizability of the deferred tax assets by assessing the need for and amount of a valuation allowance.

           At December 29, 2001, the Company had approximately $5.8 million in net operating loss carryforwards for federal income tax purposes available to offset future taxable income. Certain of these loss carryforwards are limited to approximately $298,000 annually. Any unused net operating loss is carried forward. As a result of the limitation discussed above, it is probable that $4,500,000 of the Company's net operating loss will expire without utilization. Loss carryforwards for tax purposes expire in amounts and by fiscal year as follows: 2004 $1,600,000; 2005 $1,319,000; 2011 $20,000; 2012
           $347,000; 2013 $776,000; 2022 to 2026 $299,000 per year; 2027
           $275,000.

NOTE 5.    LONG-TERM DEBT

           At December 29, 2001, the Company had a credit agreement with a bank, which provided for two term loans and an equipment acquisition loan. The first of these loans has an outstanding balance at December 29, 2001 of $180,000, bears interest subject to the bank's yield maintenance agreement (9.14% at December 29, 2001) and requires monthly principal installments of $60,000 plus interest through March 1, 2002, when all principal and interest is due. The second loan has an outstanding balance at December 29, 2001 of $28,000, bears interest at prime plus .25% (5% at December 29, 2001) and requires monthly principal installments of $8,530 plus interest through April 1, 2002, when all principal and interest are due.

           The equipment acquisition loan has an outstanding balance of $2,250,000 at December 29, 2001 and bears interest at prime plus .25% (5% at December 29, 2001) and provides the Company additional liquidity, although the proceeds are restricted to certain purposes, as defined in the credit agreement. Repayments are to be made in thirty-six (36) equal and successive monthly installments of $62,500 plus interest beginning April 1, 2002 and ending on March 1, 2005.

           The agreement is secured by substantially all of the assets and is personally guaranteed by the majority stockholder. The agreement also requires the maintenance of certain financial and non-financial loan covenants and restricts payment of dividends. Future maturities of long-term debt owed on December 29, 2001 by fiscal year are approximately as follows: 2002 $771,000; 2003 $812,000; 2004
           $750,000; 2005 $125,000.


NOTE 6.    STOCK OPTION PLAN

           During the year ended December 30, 2000, the Company adopted a new 2000 stock option plan reserving 300,000 shares of common stock for option grants to its key employees, directors and consultants. Exercise prices for the stock options will not be less than 100% of the fair market value of the stock on the date of grant. During fiscal year 2000, the Company granted 298,200 options under this plan. The Company also has a 1995 stock option plan that provides for issuance of options to purchase up to 200,000 shares of its common stock. Options under both plans expire not more than ten years from date of grant. Options under the 2000 plan become exercisable over a five-year period (20% per year) and options under the 1995 plan become exercisable over a four-year period (25% per year), of which 500 options were exercised during 2001. In addition, during 1998 the Company granted nonqualified stock options to purchase 5% of the outstanding stock to an officer of the Company at $1.20 per share. The terms of this grant result in variable plan accounting. Accordingly, future compensation expense will be measured and

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6.    STOCK OPTION PLAN (Continued)

           recorded based on stock price fluctuations. At the date of grant, 60% of these options vested immediately and the remaining 40% vest over two to four years. Total compensation expense recorded during fiscal years 2001 and 2000 was approximately $30,000 and $81,000, respectively.

           A summary of the status of the plans and the nonqualified options and changes during fiscal years ended 2001 and 2000 is as follows:

                                                                                      Weighted
                                                                                      average
                                                                           Number     exercise
                                                                          of shares     price
                                                                          ---------   ---------
           OUTSTANDING, January 1, 2000                                    379,749    $   1.59

           Granted at fair value (weighted average fair value of $1.29)    298,200        2.13

           Forfeited                                                        (6,250)       2.25
                                                                          ---------   ---------

           OUTSTANDING, December 30, 2000                                  671,699        1.82

           Granted at fair value (weighted average fair value of $1.29)         25        1.20

           Exercised                                                          (500)       3.20

           Forfeited                                                       (36,500)       2.08
                                                                          ---------   ---------

           OUTSTANDING, December 29, 2001                                  634,724    $   1.81
                                                                          =========   =========

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6.    STOCK OPTION PLAN (Continued)

           At December 29, 2001, 180,400 shares were available for future grants under the plans.

           A further summary of options outstanding at December 29, 2001 is as follows:

                       Options Outstanding                Options Exercisable
           ---------------------------------------------  --------------------
                                             Weighted
                                 Weighted    average                 Weighted
                                  average   remaining                 average
           Exercise    Number    exercise  contractual      Number   exercise
            Prices   of options   price    life in years  of options   price
           --------- ----------  --------  -------------  ---------- ---------

           $ 2.13      262,100   $  2.13      8.36           54,200  $   2.13
             1.20      265,624      1.20      7.67          257,512      1.20
             2.44       50,000      2.44      1.20           50,000      2.44
             3.20       23,300      3.20      3.95           23,300      3.20
             4.37        5,000      4.37      4.10            5,000      4.37
             7.50          500      7.50      4.79              500      7.50
             1.88          400      1.88      5.83              375      1.88
             2.18       10,000      2.18      4.47           10,000      2.18
             2.20        3,800      2.20      5.01            3,800      2.20
             1.25       14,000      1.25      6.68           10,500      1.25
                     ----------                           ----------

                       634,724                              415,187
                     ==========                           ==========


           SFAS No. 123 requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal year 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options with vesting restrictions which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated value. The Company's calculations for the options granted in 2001 and 2000 were made using the Black-Scholes option-pricing model with the following weighted average assumptions in both 2001 and 2000: expected life of ten years; stock volatility of 35%; risk-free interest rate 6.51%; and no dividends during the expected term.

           The calculations are based on a single-option valuation approach and forfeitures are recognized as they occur. If the computed fair value of awards had been amortized to expense over the vesting period of the awards, pro forma net income of the Company would have been approximately $545,000 ($.10 per basic and per diluted share) and $1,738,000 ($0.33 per basic and $.32 diluted share) in fiscal years 2001 and 2000, respectively.

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7.    RELATED-PARTY TRANSACTIONS

           ROYALTY AGREEMENT - The Company is committed under a royalty agreement to pay the majority stockholder royalties of 7% of the net sales of certain products, as defined, through the life of the defined products. During 2001 and 2000, the Company incurred royalty expenses of $321,000 and $331,000, respectively, under this agreement.

           CONSULTING SERVICES - During 2001 and 2000, the Company incurred expenses of $4,000 and $15,000, respectively, for consulting services to a firm which employed a member of the Board of Directors.


NOTE 8.    COMMITMENTS, RENT EXPENSE AND OTHER AGREEMENTS

           LEASE COMMITMENTS AND RENT EXPENSE - The Company is obligated under the terms of various operating lease agreements for manufacturing, warehouse and office facilities. Certain of these leases provide for rent escalation adjustments. Rent expense was $498,000 and $625,000 in fiscal years 2001 and 2000, respectively. Minimum future rental payments under these operating lease agreements for the years ending December 31 are as follows: 2002 $476,000; 2003 $460,000; 2004
           $341,000; and 2005 $186,000 (total $1,463,000).

           In December of 2001, Spectrum entered into specific research, licensing, manufacturing and supply agreements (the Agreements) with an unrelated company. The agreements call for Spectrum to expend $550,000 over the next four years on specified research and development. Per the terms of the Agreements, Spectrum would be the exclusive manufacturer for any product developed as a result of this research.


NOTE 9.    GEOGRAPHIC INFORMATION

           Net sales by country for fiscal years ended 2001 and 2000 are as follows:

                                                         2001           2000
                                                      ------------  ------------

           United States                              $ 9,977,000   $10,360,000
           Japan                                          795,000       917,000
           Other countries, each of which represent
             less than 5% of total net sales            2,144,000     2,163,000
                                                      ------------  ------------

                                                      $12,916,000   $13,440,000
                                                      ============  ============


           There were no significant assets held outside the United States at December 29, 2001 or December 30, 2000.

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10.   MAJOR CUSTOMERS

           Net sales for fiscal years 2001 and 2000 includes sales to the following major customers (each of which accounted for 10% or more of the total sales of the Company) together with the receivables due from those customers as of December 29, 2001 and December 30, 2000:

                                        2001                     2000
                              ------------------------  ------------------------
                                             TRADE                     Trade
                                            ACCOUNTS                  Accounts
                               NET SALES   RECEIVABLE    Net Sales   Receivable
                              -----------  -----------  -----------  -----------

           Customer A         $1,849,000   $  242,000   $1,889,000   $  316,000
                              ===========  ===========  ===========  ===========

           Customer B         $1,677,000   $  209,000   $1,361,000   $  164,000
                              ===========  ===========  ===========  ===========


NOTE 11.   MINORITY INTEREST

           On October 1, 1996, SLI Acquisition Corp., (SLIAC), a subsidiary of the Company, entered into an Asset Purchase Agreement with Cellco, Inc., a Delaware corporation, and acquired the operating assets and liabilities of Cellco, Inc. in exchange for 10,000 shares of the subsidiary's preferred stock valued at $2,000,000 for redemption purposes. One of the subsidiary's preferred stockholders sold its stock with a carrying value of $245,000 to the Company in 1999. At December 29, 2001, there is $1,755,000 in preferred stock of the subsidiary outstanding. The preferred stockholders of the subsidiary had the right to put their stock to SLIAC at any time through September 30, 2001 for an aggregate price of $1,755,000. In the event the subsidiary is combined with the Company and the combined company completes an underwritten offering, the preferred stockholders have the right to exchange such stock for 7% of the newly combined company. The preferred shares of SLIAC are nonvoting and have preference over common stockholders as to dividends and liquidation. Management anticipates that this subsidiary would be liquidated, if the put is exercised and the subsidiary does not perform under the put. The put obligation is that of the subsidiary and not the Company.

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 12.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                          2001          2000
                                                      ------------  ------------
           Cash paid for:
               Income taxes                           $    20,000   $   179,000
                                                      ============  ============

               Interest                               $    67,000   $   135,000
                                                      ============  ============

               Debt incurred for purchase of patents  $   250,000   $        --
                                                      ============  ============

NOTE 13.   PRODUCT GROUP INFORMATION

           The Company's product groups are based on specific product characteristics and are grouped into laboratory products and operating room disposable products. Laboratory products consist primarily of (1) membranes used to concentrate, separate and purify dissolved or suspended molecules that are sold primarily to laboratories and (2) hollow fiber membrane devices that allow components retained by a membrane to be concentrated, including filters utilized for micro and ultrafiltration separations that are sold to biotech and pharmaceutical companies. Operating room disposable products consist of sterile plastic surgical drapes and cloth bandages that are used primarily by hospitals.

           Revenue by product group is as follows:

                                                          2001          2000
                                                      ------------  ------------

           Laboratory products                        $11,200,000   $11,638,000
           Operating room disposable products           1,716,000     1,802,000
                                                      ------------  ------------

                                                      $12,916,000   $13,440,000
                                                      ============  ============

NOTE 14.   VALUATION AND QUALIFYING ACCOUNT INFORMATION

           Following is information regarding the Company's allowance for doubtful accounts:

                            Balance at  Provision
                            beginning   charged to  Net recoveries   Balance at
                             of year     expense    (charge-offs)   end of year
                            ----------  ----------  --------------  ------------

           Fiscal year:
           2001             $ 186,000   $  38,000   $     (89,000)  $   135,000
                            ==========  ==========  ==============  ============

           2000             $ 143,000   $  52,000   $      (9,000)  $   186,000
                            ==========  ==========  ==============  ============

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors
---------

Named below are directors serving until an Annual Meeting of Shareholders and until their respective successors are elected and qualified.

Name                                Age     Director Since      Position
----                                ---     --------------      --------
Roy T. Eddleman                     62      July 30, 1982       Chairman, CEO, Director & Acting CFO (1)

Walter J. Lack, J.D.                54      January 2, 1999     Secretary & Director

Thomas V. Girardi, J.D.             62      January 2, 1999     Director

Jay Henis, Ph.D.                    63      January 2, 1999     Director

Jack Whitescarver, Ph.D.            64      April 1, 1985       Director


Executive Officers of The Company
---------------------------------

Roy T. Eddleman                     62      July 30, 1982       Chairman & CEO

F. Jesus Martinez                   62          ----            President & COO

Malcolm Morrison, Ph.D.             59          ----            Vice President Operations

Robert J. Sudol                     54          ----            Vice President Sales

(1) The Company intends to appoint a permanent Chief Financial Officer in the second quarter of 2002.

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

Robert Sudol joined the Company in June 1998 as Vice President/General Manager for OR Products. He became Vice President Sales in October 1999. Previously he was President of Cyberdent, Inc. for one and one half years and Vice President of American CareSource for two and one-half years.

There are no family relationships between any of the Company's directors and officers. There are no arrangements or understandings between any director and any other person pursuant to which any person was elected or nominated as a director.

The Company sponsors no pension, retirement, annuity, savings or similar benefit plans, that it was required to fund in 2001. The Company does sponsor an employee only contributory 401K Plan. Directors are not compensated for their services on the Company's Board of Directors.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the annual compensation paid and accrued by the Company during its last three fiscal years to executive officers who were paid in excess of $100,000 including cash and issuance of securities:

                                  ANNUAL COMPENSATION                  LONG TERM COMPENSATION
                                  -------------------                  ----------------------
                                                                RESTRICTED         STOCK
NAME AND POSITION            YEAR       SALARY     BONUS       STOCK AWARDS      OPTIONS #     LTIP      ALL OTHER(1)
-----------------            ------------------------------    ---------------------------------------  ------------
Roy T. Eddleman              2001     $160,000    $100,000                                                $321,490
Chief Executive Officer      2000      160,000     100,000                                                 331,319
                             1999      160,000     125,000                                                 335,337

F. Jesus Martinez            2001      145,000      36,000                        25(2)
President                    2000      145,000
                             1999      145,000

(1)      Royalties based are at  7% on sales of certain products.
(2) Represents all stock option grants during fiscal 2001. The exercise price of these options is $1.20/share and they expire in May 2011.


The following table sets forth information relating to stock options held by the Company's executive officers as of December 29, 2001:

                     Number of Securities Underlying      Value of Unexercised
                          Unexercised Options             In-the-Money Options

Name                     Exercisable/Unexercisable     Exercisable/Unexercisable
------------------   -------------------------------   -------------------------

F. Jesus Martinez           257,512/8,112                   $319,000/$10,000
President

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock at December 29, 2001 by (i) all persons known by management to be beneficial owners of more than 5% of its Common Stock,
(ii) all directors and nominees and (iii) all directors and nominees and officers of the Company as a group:
                                         Amount and Nature            Percent
Name and Address                    of Beneficial Ownership (1)       of Class
-------------------------------    ------------------------------     ---------

Roy T. Eddleman                             4,320,128                   81.3
18617 Broadwick Street
Rancho Dominguez, CA 90220

Thomas V. Girardi, J.D.                       800,002                   15.1
1126 Wilshire Blvd.
Los Angeles, CA  90017

Jay Henis, Ph.D.                                8,000 (A)                 .2
501 Marford Drive
St. Louis, MO  63141

Walter J. Lack, J.D.                          102,323                    1.9
10100 Santa Monica Blvd.
Los Angeles, CA  90067

Jack Whitescarver, Ph.D.                        8,000 (A)                 .2
4301 Massachusetts Ave. NW #6002
Washington, D.C.  20016

F. Jesus Martinez                             259,725 (A)                4.7
18617 Broadwick Street
Rancho Dominguez, CA  90220

All directors and officers as a             5,505,817 (B)               98.4
   group (9 in number)

(1) All amounts are amounts of ownership of common stock of the Company unless otherwise indicated
(A)      Entire amount is amount of exercisable stock options
(B)      Includes 275,724 exercisable stock options

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company had transactions with related parties as follows:

                                                                        2001           2000
        Expenses (income) related to transactions with the
          Company's majority shareholder:
                Royalties (1)                                        $321,490       $331,319
        Expenses for consulting services to a firm which
          employs a member of the Board of Directors                    4,000         15,000

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

10.9              The Registrant's Year 2000 Stock Option Plan

10.10 Third amendment, dated January 8, 2001, to the credit agreement, dated December 22, 1998, between the Company and City National Bank

10.11 Royalty Agreement, dated June 1, 1976, between Roy T. Eddleman and Spectrum Medical Industries

10.12 Fourth amendment, dated December 14, 2001, to the credit agreement, dated December 22, 1998, between the Company and City National Bank

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

(b) Reports on 8-K
------------------

No reports on Form 8-K were filed during the quarter ended December 29, 2001 by the Registrant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2002.

SPECTRUM LABORATORIES, INC.


By:  /s/  Roy T. Eddleman
     ------------------------

Roy T. Eddleman
Chairman, Chief Executive Officer, Acting Chief Financial Officer and Director


By:  /s/  Tom Girardi, Esq.
     ------------------------

Tom Girardi
Director


By:  /s/  Jack Whitescarver
     ------------------------

Jack Whitescarver
Director


By:  /s/  F. Jesus Martinez
     ------------------------

F. Jesus Martinez
President and Chief Operating Officer