Form 10QSB
period 2002-03-30
SPECTRUM LABORATORIES INC /CA
filed 2002-05-14
CIK 319013

================================================================================

                        SECURITES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2002

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


           18617 BROADWICK STREET, RANCHO DOMINGUEZ, CALIFORNIA 90220
           ----------------------------------------------------------
             (Address of principal executive offices)         (zip code)

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

  Number of shares of Common Stock outstanding as of April 30, 2002: 5,312,468


                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

                                 YES [ ] NO [X]
================================================================================

                                                                            Page
                                                                            ----
Part I   -   FINANCIAL INFORMATION

Item 1.      Financial Statements
             Consolidated Balance Sheet as of March 30, 2002                   3
             Consolidated Statements of Income for the Three Months Ended
              March 30, 2002 and March 31, 2001                                4
             Consolidated Statements of Cash Flows for the Three Months
              Ended March 30, 2002 and March 31, 2001                          5
             Notes to Consolidated Statements                                  6

Item 2.      Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                        7

Part II  -   OTHER  INFORMATION

Item 1.      Legal Proceedings                                                 8
Item 2.      Changes in Securities                                             8
Item 3.      Defaults Upon Senior Securities                                   8
Item 4.      Submission of Matters to a Vote of Security Holders               8
Item 5.      Other Information                                                 8
Item 6.      Exhibits and Reports on Form 8-K                                  8
Signature                                                                     10


Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  SPECTRUM LABORATORIES, INC.
                                  Consolidated Balance Sheet
                                     AS OF MARCH 30, 2002
                           (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE)
                                          (UNAUDITED)

ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                     $  2,866
    Accounts receivable                                                              1,913
    Inventories                                                                      1,631
    Prepaid expenses                                                                   236
    Deferred taxes                                                                     293
                                                                                  ---------
        Total current assets                                                         6,939

EQUIPMENT AND LEASEHOLD IMPROVEMENTS                                                 2,749
GOODWILL, not subject to amortization                                                1,122
DEFERRED TAXES                                                                       1,662
PATENTS, subject to amortization, net of accumulated amortization of $76,000           674
OTHER ASSETS                                                                            34
                                                                                  ---------

        Total assets                                                              $ 13,180
                                                                                  =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current maturities of long-term debt                                          $    761
    Accounts payable                                                                   547
    Accrued expenses and other current liabilities                                     681
                                                                                  ---------

        Total current liabilities                                                    1,989

LONG-TERM DEBT, net of current maturities                                            1,492

MINORITY INTEREST                                                                    1,755

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value, 25,000,000 shares authorized;
      5,312,468 shares issued and outstanding                                           53
    Preferred stock, par value $.01; 10,000,000 shares authorized;
      none issued and outstanding                                                        -
    Additional paid-in capital                                                       8,465
    Accumulated deficit                                                               (574)
                                                                                  ---------
        Total stockholders' equity                                                   7,944
                                                                                  ---------

        Total liabilities and stockholders' equity                                $ 13,180
                                                                                  =========

                           SPECTRUM LABORATORIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              THREE MONTHS ENDED MARCH 30, 2002 AND MARCH 31, 2001
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                   (UNAUDITED)




                                                           2002           2001
                                                         -------        -------

NET SALES                                                $3,254         $3,301

COSTS AND EXPENSES
  Cost of sales                                           1,797          1,710
  Selling, general and administrative                       962          1,082
  Research and development                                  163            189
  Other expense, primarily interest                          27             10
                                                         -------        -------

  Total costs and expenses                                2,949          2,991

Income before provision for income taxes                    305            310

Provision for income taxes                                  121            123
                                                         -------        -------

Net income                                               $  184         $  187
                                                         =======        =======



Earnings per share
    Basic                                                $  .03         $  .04
                                                         =======        =======
    Diluted                                              $  .03         $  .03
                                                         =======        =======

Weighted average shares outstanding
    Basic                                                 5,312          5,312
                                                         =======        =======
    Diluted                                               5,442          5,394
                                                         =======        =======


                           SPECTRUM LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              THREE MONTHS ENDED MARCH 30, 2002 AND MARCH 31, 2001
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                   2002          2001
                                                                 --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $   184       $   187
Adjustments to reconcile net income to net cash provided by
    operating activities:
Depreciation and amortization                                        161           168
Noncash compensation                                                   7             7
Change in assets and liabilities:
Increase in accounts receivables                                    (224)          (62)
(Increase) decrease in inventories                                    16           (43)
(Increase) decrease in prepaid expenses                             (101)           91
(Increase) in other assets                                            (1)
Increase in accounts payable                                         117           193
Increase in accrued expenses and other current liabilities           182            83
                                                                 --------      --------

Net cash provided by operating activities                            341           624
                                                                 --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of equipment and leasehold improvements                 (46)         (252)
Acquisition of patents                                              (250)         (500)
                                                                 --------      --------

Net cash used in investing activities                               (296)         (752)
                                                                 --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt                                          (206)         (205)
                                                                 --------      --------

Net cash used in financing activities                               (206)         (205)
                                                                 --------      --------


NET DECREASE IN CASH AND CASH EQUIVALENTS                           (161)         (333)

CASH AND CASH EQUIVALENTS, beginning of period                     3,027         1,121
                                                                 --------      --------

CASH AND CASH EQUIVALENTS, end of period                         $ 2,866       $   788
                                                                 ========      ========

NOTES TO CONSOLIDATED STATEMENTS

Note 1

Basis of Presentation - The accompanying unaudited financial statements consolidate the accounts of Spectrum Laboratories, Inc. and its subsidiaries, SLI Acquisition Corp., Spectrum Europe B.V. and Spectrum Chromatography (collectively, the Company). All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 30, 2002 and the results of its operations and its cash flows for the three months ended March 30, 2002 and March 31 2001. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures in the unaudited interim financial statements are adequate to make the information presented not misleading.

New Accounting Standards - In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (SFAS No. 142). SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001. The Company has adopted SFAS 142 during the quarter ended March 30, 2002. Accordingly, under SFAS 142, management has determined there is one reporting unit and tested the carrying value of goodwill for any impairment losses and has determined that no impairment exists. Also in accordance with SFAS 142, the Company has not recorded amortization expense with respect to goodwill during the three months ended March 30, 2002, while approximately $21,000 amortization expense was recorded during the three months ended March 31, 2001. Reported net income for the three months ended March 31, 2001 would be increased by $13,000, net of related tax effect to $200,000 had goodwill been accounted for in accordance with SFAS 142. Accordingly, there would have been no affect on basic earnings per share, and diluted earnings per share would have increased to $.04

In August 2001 the FASB issued Statement of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSESTS (SFAS No.
144). SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The Company has adopted SFAS 144 during the quarter ended March 30, 2002 with no material impact on the consolidated financial statements.

Patents - The Company has acquired patents, which are amortized over their respective lives. Management evaluates the usefulness of these patents annually in determining any potential impairment. Current period amortization with respect to these patents is approximately $15,000. Estimated amortization expense for the next five years is approximately $60,000 annually, all of which relates to these patents.

Note 2 - Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or net realizable value and are composed of the following (in thousands):

                   Raw materials                   $     990
                   Work in progress                       68
                   Finished goods                        573
                                                   ----------

                                                   $   1,631
                                                   ==========

Note 3 - Earnings per Share

Basic earnings per share is computed by dividing the net income attributable to the common stockholders by the weighted average number of common shares outstanding during the period. There is no adjustment in the net income attributable to common stockholders. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options (129,811 and 82,238 shares in the 2002 and 2001 fiscal periods, respectively).

Note 4 - Income Taxes

In assessing the realizability of deferred tax assets, management has estimated that it is likely that approximately $1,500,000 will not be realized. This valuation allowance represents a portion of net operating loss carryforwards attained through a prior business acquisition. As further discussed below, tax law limits the use of an acquired entity's net operating loss carryforwards to subsequent taxable income of the consolidated entity. Management will continue to evaluate the realizability of the deferred tax assets by assessing the need for and amount of a valuation allowance.

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

Revenue by product group is as follows (in thousands):

                                                    2002        2001
                                                  -------     -------

Laboratory products                               $2,914      $2,868
Operating room disposable products                   340         433
                                                  -------     -------

                                                  $3,254      $3,301
                                                  =======     =======


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements of Spectrum Laboratories, Inc. and Notes thereto contained elsewhere within this Report on Form 10-QSB. Except for the historical information contained herein, the following discussion may contain forward-looking statements that involve risks and uncertainties. The actual future results of the Company could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and those factors discussed in the Company's Form 10-KSB for the year ended December 29, 2001 as filed with the Securities and Exchange Commission and, from time to time, in the Company's other reports on file with the Commission.

Results of Operations

Sales for the first 3 months of 2002 of $3,254,000 were slightly short of prior years by $47,000 (1.4%). Laboratory product sales totaled $2,914,000, a slight increase of $46,000 (1.6%) versus prior year while revenues from operating room disposables were $340,000, a decrease from prior year of $93,000 (21.5%). The decrease in operating room disposables revenues is due primarily to lower sales volume with a number of larger customers.

Gross Margin for the first quarter of 2002 was $1,457,000 (44.8%) versus the first quarter of 2001 of $1,591,000 (48.2%). The decrease in gross margin was due to product sales mix. The decrease in gross margin was more than offset by reduced SG&A and research & development expenditures of $146,000 (11.5%) in the first 3 months of 2002 versus the comparable 2001 period.

The net impact of the above resulted in income before taxes of $305,000 in the first quarter of 2002 versus $310,000 in the first quarter of 2001, a slight decrease of $5,000 (1.6%).

Liquidity and Capital Resources

During the first three months of fiscal 2002, the Company generated approximately $341,000 of cash from operating activities. This was offset by $206,000 in bank loan payments, $250,000 relating to the acquisition of patents and $46,000 for purchases of equipment and costs for leasehold improvements. This resulted in a net decrease in cash for the period of approximately $161,000.

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

Item 1.  Legal Proceedings
          None

 Item 2.  Change in Securities
          None

Item 3.  Defaults upon Senior Securities
          None

Item 4.  Submission of Matters to a Vote of Security Holders
          None

Item 5.  Other Information
          None

Item 6.  Exhibits and reports on Form 8-K

(a)      Exhibits

Exhibit No.                         Description
-----------                         -----------

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

10.9              The Registrant's Year 2000 Stock Option Plan

10.10 Third amendment, dated January 8, 2001, to the credit agreement, dated December 22, 1998, between the Company and City National Bank

10.11 Royalty Agreement, dated June 1, 1976, between Roy T. Eddleman and Spectrum Medical Industries

10.12 Fourth amendment, dated December 14, 2001, to the credit agreement, dated December 22, 1998, between the Company and City National Bank

16 Letter on change in certifying accountant (incorporated by reference to Exhibit 16 filed with Registrant's report on Form 10-KSB for fiscal year ended January 2, 1999, Commission File No. 0-9478)



         (b) The Company filed no reports on Form 8-K during the quarter ended March 30, 2002.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2002.

SPECTRUM LABORATORIES, INC.
(Registrant)



/s/  F. Jesus Martinez
----------------------
Signature

F. Jesus Martinez
President





 /s/  Brian A. Watts
----------------------
Signature

Brian A. Watts
CFO/VP Finance