Form 10QSB
period 2002-06-29
SPECTRUM LABORATORIES INC /CA
filed 2002-08-13
CIK 319013

--------------------------------------------------------------------------------


                           SECURITES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                      FORM 10-QSB

[X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2002

                                          OR

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                             COMMISSION FILE NUMBER 0-9478
                              __________________________

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

                            Yes [X]      No [ ]

   Number of shares of Common Stock outstanding as of July 31, 2002: 5,312,468

                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

                            Yes [ ]      No [X]
--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Balance Sheet as of June 29, 2002                       3
         Consolidated Statements of Income for the Three and Six
            Months Ended June 29, 2002 and June 30, 2001                      4
         Consolidated Statements of Cash Flows for the Six Months
            Ended June 29, 2002 and June 30, 2001                             5
         Notes to Consolidated Statements                                     6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  7

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    8
Item 2.  Changes in Securities                                                8
Item 3.  Defaults Upon Senior Securities                                      8
Item 4.  Submission of Matters to a Vote of Security Holders                  9
Item 5.  Other Information                                                    9
Item 6.  Exhibits and Reports on Form 8-K                                     9
Signature                                                                    11

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                                 SPECTRUM LABORATORIES, INC.
                                 CONSOLIDATED BALANCE SHEET
                                     AS OF JUNE 29, 2002
                          (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE)
                                         (UNAUDITED)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                  $     2,921
    Accounts receivable                                                              1,795
    Inventories                                                                      1,579
    Prepaid expenses                                                                   268
    Deferred taxes                                                                     293
                                                                               ------------
        Total current assets                                                         6,856

EQUIPMENT AND LEASEHOLD IMPROVEMENTS                                                 2,800
GOODWILL, not subject to amortization                                                1,122
DEFERRED TAXES                                                                       1,662
PATENTS, subject to amortization, net of accumulated amortization of $91,000           659
OTHER ASSETS                                                                            33
                                                                               ------------

        Total assets                                                           $    13,132
                                                                               ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current maturities of long-term debt                                       $       750
    Accounts payable                                                                   631
    Accrued expenses and other current liabilities                                     580
                                                                               ------------
        Total current liabilities                                                    1,961

LONG-TERM DEBT, net of current maturities                                            1,313

MINORITY INTEREST                                                                    1,755

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value, 25,000,000 shares authorized;
      5,312,468 shares issued and outstanding                                           53
    Preferred stock, par value $.01; 10,000,000 shares authorized;
      none issued and outstanding                                                       --
    Additional paid-in capital                                                       8,472
    Accumulated deficit                                                               (422)
                                                                               ------------
        Total stockholders' equity                                                   8,103
                                                                               ------------

        Total liabilities and stockholders' equity                             $    13,132
                                                                               ============


See Notes to Consolidated Financial Statements.

                                             3



                                  SPECTRUM LABORATORIES, INC.
                               CONSOLIDATED STATEMENTS OF INCOME
                         (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                          (UNAUDITED)

                                              Three Months Ended        Six Months Ended
                                           ------------------------  ------------------------
                                            June 29,      June 30,    June 29,     June 30,
                                              2002          2001        2002         2001
                                           -----------  -----------  -----------  -----------
NET SALES                                  $    3,338   $    3,182   $    6,592   $    6,483

COSTS AND EXPENSES
    Cost of sales                               1,818        1,843        3,615        3,553
    Selling, general and administrative         1,058        1,086        2,027        2,168
    Research and development                      198          142          361          331
    Other expense, primarily interest              10           10           30           20
                                           -----------  -----------  -----------  -----------

        Total costs and expenses                3,084        3,081        6,033        6,072
                                           -----------  -----------  -----------  -----------

Income before provision for income taxes          254          101          559          411

Provision for income taxes                        102           41          223          164
                                           -----------  -----------  -----------  -----------

        Net income                         $      152   $       60   $      336   $      247
                                           ===========  ===========  ===========  ===========

Earnings per share:
    Basic                                  $     0.03   $     0.01   $     0.06   $     0.05
                                           ===========  ===========  ===========  ===========

    Diluted                                $     0.03   $     0.01   $     0.06   $     0.05
                                           ===========  ===========  ===========  ===========


Weighted average shares outstanding:
    Basic                                       5,312        5,312        5,312        5,312
                                           ===========  ===========  ===========  ===========

    Diluted                                     5,356        5,485        5,374        5,440
                                           ===========  ===========  ===========  ===========


See Notes to Consolidated Financial Statements.


                                              4


                              SPECTRUM LABORATORIES, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED JUNE 29, 2002 AND JUNE 30, 2001
                                    (IN THOUSANDS)
                                      (UNAUDITED)

                                                              2002            2001
                                                          ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                            $       336    $       247
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                               325            361
      Noncash compensation                                         14             16
      Change in working capital components:
        (Increase) Decrease in accounts receivable               (106)            75
        Decrease in inventories                                    68            120
        (Increase) Decrease in prepaid expenses                  (133)           106
        Increase in accounts payable                              201             25
        Increase (Decrease) in accrued expenses                    82             (8)
                                                          ------------   ------------

        NET CASH PROVIDED BY OPERATING ACTIVITIES                 787            942
                                                          ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of equipment and leasehold improvements          (248)          (381)
    Acquisition of patents                                       (250)          (500)
                                                          ------------   ------------

        NET CASH (USED IN) INVESTING ACTIVITIES                  (498)          (881)
                                                          ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments of long-term debt                         (395)          (410)
    Loan Proceeds                                                  --            150
                                                          ------------   ------------

        NET CASH (USED IN) FINANCING ACTIVITIES                  (395)          (260)
                                                          ------------   ------------

        NET DECREASE IN CASH AND CASH EQUIVALENTS                (106)          (199)


CASH AND CASH EQUIVALENTS, beginning of period                  3,027          1,121
                                                          ------------   ------------

CASH AND CASH EQUIVALENTS, end of period                  $     2,921    $       922
                                                          ============   ============

See Notes to Consolidated Financial Statements.



NOTES TO CONSOLIDATED STATEMENTS

Note 1

Basis of Presentation - The accompanying unaudited financial statements consolidate the accounts of Spectrum Laboratories, Inc. and its subsidiaries, SLI Acquisition Corp., Spectrum Europe B.V. and Spectrum Chromatography (collectively, the Company). All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 29, 2002 and the results of its operations for the three months and six months ended June 29, 2002 and June 30, 2001 and its statement of cash flows for the six months ended June 29, 2002 and June 30, 2001. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures in the unaudited interim financial statements are adequate to make the information presented not misleading.

New Accounting Standards - In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (SFAS No. 142). SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and was effective for the Company beginning December 30, 2001. Upon adoption of SFAS 142, management has determined there is one reporting unit and tested the carrying value of goodwill for any impairment losses and has determined that no impairment exists. Also in accordance with SFAS 142, the Company has not recorded amortization expense with respect to goodwill during the three and six month periods ended June 29, 2002, while approximately $21,000 and $41,000 of amortization expense was recorded during the three and six month periods ended June 30, 2001. Reported net income would be increased by $12,000 and $25,000 for the three and six month periods ended June 30, 2001, net of related tax effect of $72,000 and $272,000, respectively had goodwill been accounted for in accordance with SFAS 142. There would have been no affect on basic or diluted earnings per share.

In August 2001 the FASB issued Statement of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSESTS (SFAS No.
144). SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The Company has adopted SFAS 144 during the first quarter of 2002 with no material impact on the consolidated financial statements.

Patents - The Company has acquired patents, which are amortized over their respective lives. Management evaluates the usefulness of these patents annually in determining any potential impairment. Amortization, with respect to these patents, for the three and six month periods ended June 29, 2002 was approximately $15,000 and $30,000, respectively. Estimated amortization expense for the next five years is approximately $60,000 annually, all of which relates to these patents.

Note 2 - Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or net realizable value and are composed of the following (in thousands):

          Raw materials                      $   941
          Work in process                         38
          Finished goods                         600
                                             -------
                                             $ 1,579
                                             =======

Note 3 - Earnings per Share

Basic earnings per share is computed by dividing the net income attributable to the common stockholders by the weighted average number of common shares outstanding during the period. There is no adjustment in the net income attributable to common stockholders. Diluted earnings per share reflect the potential dilution that could occur from common shares issuable through stock options (43,178 and 61,330 shares in the year 2002 three and six month periods respectively, and 172,933 and 127,586 in the year 2001 three and six month periods, respectively).

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

Revenue by product group is as follows (in thousands):

                                          Three Months Ended   Six Months Ended
                                           ----------------    -----------------
                                          June 29,  June 30,  June 29,  June 30,
                                            2002      2001      2002      2001
                                           ------    ------    ------    ------

Laboratory products                         2,823     2,729     5,737     5,597
Operating room disposable products            515       453       855       886
                                           ------    ------    ------    ------

                                           $3,338    $3,182    $6,592    $6,483
                                           ======    ======    ======    ======


Note 5 - Subsequent Event

The Company had two options plans referred to as the 1995 Option Plan and the 2000 Option Plan with 200,000 and 300,000 shares of common stock, respectively reserved for option grants to key employees, directors and consultants. Subsequent to June 29, 2002, the shareholders' approved merging the 1995 Option Plan and the 2000 Option Plan into one plan to be referred to as the 2000 Option Plan (the "2000 Option Plan"). In addition, shareholders increased the number of shares available to grant under the 2000 Option Plan by 100,000 to a total of 600,000. As of June 29, 2002, there were 269,100 options outstanding under the 2000 Option Plan. An additional 225,000 options were issued at fair market value to key employees subsequent to June 29, 2002.

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

Results of Operations

Sales

Sales for the three month period ended June 29, 2002 ("second quarter") increased $156,000 (4.9%) compared to the second quarter of 2001. The sales increase in the second quarter principally related to Europe, with a sales increase of $142,000 (44%) compared to the same quarter in 2001.
For the six month period ended June 29, 2002 ("year to date") sales increased $109,000 (1.7%) compared to 2001 year to date sales. European sales increased $173,000 (24%) compared to year to date sales in 2001.

Gross Margin

Gross Margin for the second quarter of 2002 was $1,520,000 (45.5%) versus the second quarter of 2001 of $1,339,000 (42.1%). The increase in gross margin percentage was principally due to product mix in the second quarter of 2001. On a year to date basis gross margin was $2,977,000 (45.2%), consistent with the gross margin percent in the comparable period in 2001.

Selling, General & Administrative and Research & Developmental Expenses ("Expenses")

Expenses for the second quarter of 2002 were $1,256,000, an increase of $28,000 (2.3%) from the second quarter of 2001. The Company did distribute a significant number of catalogues in June of 2002. The Company anticipates its customers will utilize the catalogues over the next two years for ordering product, which is typical for its industry. In compliance with the Statement of Position 93-7 - Reporting on Advertising Costs as issued by the American Institute of Certified Public Accountants the Company is expensing costs associated with the catalogue as distributed. This results in an expense of $153,000 in the second quarter of 2002, with no comparable costs incurred in second quarter of 2001.

On a year to date basis, expenses were $2,388,000, a decrease of $111,000 (4.4%) compared to the same period in 2001. Total advertising related expenditures, including catalogue expenditures as noted above, totaled $170,000 on a year to date basis in 2002, an increase over the comparable 2001 period by $117,000. Utilities, principally electricity, year to date increased $61,000 compared to the same period in 2001, reflective of both a price and usage increase that were approximately equal. More than offsetting the aforementioned increases in expenditures were employee associated compensation decreasing $76,000 (4.0%), consulting/contract services down $68,000 (38%), goodwill amortization decreasing $41,000 and finally reduced relocation expenditures of $24,000.

Income before Taxes

The net of the above resulted in income before taxes in the second quarter of 2002 of $254,000 an increase of $153,000 (152%) over the second quarter of 2001. On a year to date basis 2002 pre tax income was $559,000, an increase of $148,000 (36%) versus 2001 year to date results.

Liquidity and Capital Resources

During the first six months of fiscal 2002, the Company generated approximately $787,000 of cash from operating activities. This was offset by $395,000 in bank loan payments, $250,000 relating to the acquisition of patents and $248,000 for purchases of equipment and costs for leasehold improvements. This resulted in a net decrease in cash for the period of approximately $106,000 to a cash and cash equivalent balance at June 29, 2002 of $2,921,000.

The Company's management believes that cash on hand and cash expected to be generated from operations will be sufficient to meet cash requirements for the next twelve months.


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

10.6 Sublease agreement dated January 19, 1999 between Millipore Corporation and Spectrum Laboratories, Inc. (incorporated by reference to Exhibit 10.20 filed with Registrant's report on Form 10-KSB for fiscal year ended January 1, 2000, Commission File No. 0-9478)

10.7 First amendment, dated July 14, 1999, to the credit agreement, dated December 22, 1998, between the Company and City National Bank (incorporated by reference to Exhibit 10.21 filed with Registrant's report on Form 10-KSB for fiscal year ended January 1, 2000, Commission File No. 0-9478)

10.8 Second amendment, dated July 1, 2000, to the credit agreement, dated December 22, 1998, between the Company and City National Bank (incorporated by reference to Exhibit 10.8 filed with Registrant's report on Form 10-KSB for fiscal year ended December 30, 2000, Commission File No. 0-9478)

10.9 The Registrant's Year 2000 Stock Option Plan (incorporated by reference to Exhibit 10.9 filed with Registrant's report on Form 10-KSB for fiscal year ended December 30, 2000, Commission File No. 0-9478)

10.10 Third amendment, dated January 8, 2001, to the credit agreement, dated December 22, 1998, between the Company and City National Bank (incorporated by reference to Exhibit 10.10 filed with Registrant's report on Form 10-KSB for fiscal year ended December 30, 20010 Commission File No. 0-9478)

10.11 Royalty Agreement, dated June 1, 1976, between Roy T. Eddleman and Spectrum Medical Industries (incorporated by reference to Exhibit 10.11 filed with Registrant's report on Form 10-KSB for fiscal year ended December 30, 2000, Commission File No. 0-9478)

10.12 Fourth amendment, dated December 14, 2001, to the credit agreement, dated December 22, 1998, between the Company and City National Bank (incorporated by reference to Exhibit 10.12 filed with Registrant's report on Form 10-KSB for fiscal year ended December 29, 2001, Commission File No. 0-9478)

16 Letter on change in certifying accountant (incorporated by reference to Exhibit 16 filed with Registrant's report on Form 10-KSB for fiscal year ended January 2, 1999, Commission File No. 0-9478)

99.1              Certification of Chief Executive Officer of Spectrum
                  Laboratories, Inc.

99.2              Certification of Chief Financial Officer of Spectrum
                  Laboratories, Inc.


         (b) The Company filed no reports on Form 8-K during the quarter ended June 29, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2002.

SPECTRUM LABORATORIES, INC.
(Registrant)




/s/  F. Jesus Martinez
---------------------------
Signature

F. Jesus Martinez
President





/s/  Brian A. Watts
---------------------------
Signature

Brian A. Watts
CFO/VP Finance