Form 10QSB
period 2002-09-28
SPECTRUM LABORATORIES INC /CA
filed 2002-11-12
CIK 319013

================================================================================


                        SECURITES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2002

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

 Number of shares of Common Stock outstanding as of October 31, 2002: 5,312,468


                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

                                 YES [ ] NO [X]

================================================================================

                                                                            Page
                                                                            ----
Part I - FINANCIAL INFORMATION

Item 1.   Financial Statements
          Consolidated Balance Sheet as of September 28, 2002                 3
          Consolidated Statements of Income for the Three and Nine
            Months Ended September 28, 2002 and September 29, 2001            4
          Consolidated Statements of Cash Flows for the Nine Months
            Ended September 28, 2002 and September 29, 2001                   5
          Notes to Consolidated Statements                                    6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         8

Item 3.   Controls and Procedures                                            10


Part II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                  10
Item 2.   Changes in Securities                                              10
Item 3.   Defaults Upon Senior Securities                                    10
Item 4.   Submission of Matters to a Vote of Security Holders                10
Item 5.   Other Information                                                  10
Item 6.   Exhibits and Reports on Form 8-K                                   11
Signature                                                                    13
Certifications      Certifications - Chief Financial Officer and Chief
                         Executive Officer                                   14

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements



                           SPECTRUM LABORATORIES, INC.
                           CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 28, 2002
                    (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE)
                                   (UNAUDITED)


ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                        $   2,881
     Accounts receivable                                                  1,639
     Inventories                                                          1,848
     Prepaid expenses                                                       362
     Deferred taxes                                                         293
                                                                      ----------
     Total current assets                                                 7,023

EQUIPMENT AND LEASEHOLD IMPROVEMENTS                                      2,851
GOODWILL, not subject to amortization                                     1,122
DEFERRED TAXES                                                            1,662
PATENTS, subject to amortization, net of accumulated
   amortization of $106,000                                                 644
OTHER ASSETS                                                                 33
                                                                      ----------

     Total assets                                                     $  13,335
                                                                      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt                             $     750
     Accounts payable                                                       607
     Accrued expenses and other current liabilities                         796
                                                                      ----------
     Total current liabilities                                            2,153

LONG-TERM DEBT, net of current maturities                                 1,125

MINORITY INTEREST                                                         1,755

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value,  25,000,000 shares authorized;
        5,312,468 shares issued and outstanding                              53
     Preferred stock, par value $.01; 10,000,000 shares authorized;
        none issued or outstanding                                           --
     Additional paid-in capital                                           8,476
     Accumulated deficit                                                   (227)
                                                                      ----------
     Total stockholders' equity                                           8,302
                                                                      ----------

     Total liabilities and stockholders' equity                       $  13,335
                                                                      ==========

See Notes to Consolidated Financial Statements.


                           SPECTRUM LABORATORIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                            Three Months Ended     Nine Months Ended
                                           --------------------   --------------------
                                             Sep 28.    Sep 29,    Sep 28,    Sep 29,
                                              2002       2001       2002       2001
                                           ---------  ---------   ---------  ---------
NET SALES                                  $  3,176   $  3,112    $  9,768   $  9,595

COSTS AND EXPENSES
    Cost of sales                             1,605      1,758       5,220      5,311
    Selling, general and administrative       1,054      1,008       3,081      3,176
    Research and development                    178        190         539        521
    Other expense, primarily interest            13          2          43         22
                                           ---------  ---------   ---------  ---------

    Total costs and expenses                  2,850      2,958       8,883      9,030

Income before provision for income taxes        326        154         885        565

Provision for income taxes                      131         62         354        226
                                           ---------  ---------   ---------  ---------

     Net income                            $    195   $     92    $    531   $    339
                                           =========  =========   =========  =========


Earnings per share:
    Basic                                  $   0.04   $   0.02    $   0.10   $   0.06
                                           =========  =========   =========  =========
    Diluted                                $   0.04   $   0.02    $   0.10   $   0.06
                                           =========  =========   =========  =========

Weighted average shares outstanding:
    Basic                                     5,312      5,312       5,312      5,312
                                           =========  =========   =========  =========
    Diluted                                   5,357      5,484       5,368      5,455
                                           =========  =========   =========  =========


See Notes to Consolidated Financial Statements.



                           SPECTRUM LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           NINE MONTHS ENDED SEPTEMBER 28, 2000 AND SEPTEMBER 29, 2001
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          2002       2001
                                                                        --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $   531    $   339
Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                                             502        544
  Noncash compensation                                                       18         22
  Change in working capital components:
    Decrease (Increase) in accounts receivables                              50         (8)
    (Increase) Decrease in inventories                                     (201)        95
    (Increase) Decrease in prepaid expenses                                (227)        46
    Increase in accounts payable                                            177         40
    Increase in accrued expenses                                            296        189
                                                                        --------   --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                            1,146      1,267
                                                                        --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of equipment and leasehold improvements                     (459)      (604)
   Acquisition of patents                                                  (250)      (500)
                                                                        --------   --------
     NET CASH (USED IN) INVESTING ACTIVITIES                               (709)    (1,104)
                                                                        --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of long-term debt                                     (583)      (616)
  Loan Proceeds                                                              --        225
                                                                        --------   --------

     NET CASH (USED IN) FINANCING ACTIVITIES                               (583)      (391)
                                                                        --------   --------

     NET DECREASE IN CASH AND CASH EQUIVALENTS                             (146)      (228)

CASH AND CASH EQUIVALENTS, beginning of period                            3,027      1,121
                                                                        --------   --------

CASH AND CASH EQUIVALENTS, end of period                                $ 2,881    $   893
                                                                        ========   ========


See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED STATEMENTS

Note 1

Basis of Presentation - The accompanying unaudited financial statements consolidate the accounts of Spectrum Laboratories, Inc. and its subsidiaries, SLI Acquisition Corp., Spectrum Europe B.V. and Spectrum Chromatography (collectively, the Company). All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 28, 2002 and the results of its operations for the three months and nine months ended September 28, 2002 and September 29, 2001 and its statement of cash flows for the nine months ended September 28, 2002 and September 29, 2001. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures in the unaudited interim financial statements are adequate to make the information presented not misleading.

New Accounting Standards - In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (SFAS No. 142). SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and was effective for the Company beginning December 30, 2001. Upon adoption of SFAS 142, management has determined there is one reporting unit and tested the carrying value of goodwill for any impairment losses and has determined that no impairment exists. Also in accordance with SFAS 142, the Company has not recorded amortization expense with respect to goodwill during the three and nine month periods ended September 28, 2002, while approximately $21,000 and $62,000 of amortization expense was recorded during the three and nine month periods ended September 29, 2001. Reported net income would be increased by $12,000 and $37,000 for the three and nine month periods ended September 29, 2001, net of related tax effect, to $104,000 and $376,000, respectively had goodwill been accounted for in accordance with SFAS 142. There would have been no affect on basic or diluted earnings per share for the three months ended September 29, 2001. Basic and diluted earnings per share for the nine months ended September 29, 2001 would both increase to by $.01 per to share $.07 per share.

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

Patents - The Company has acquired patents, which are amortized over their respective lives. Management evaluates the usefulness of these patents annually in determining any potential impairment. Amortization, with respect to these patents, for the three and nine month periods ended September 28, 2002 was approximately $15,000 and $45,000, respectively. Estimated amortization expense for the next five years is approximately $60,000 annually, all of which relates to these patents.

Note 2 - Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or net realizable value and are composed of the following (in thousands):

          Raw materials                           $   1,026
          Work in process                               175
          Finished goods                                647
                                                  ----------
                                                  $   1,848
                                                  ==========

Note 3 - Earnings per Share

Basic earnings per share is computed by dividing the net income attributable to the common stockholders by the weighted average number of common shares outstanding during the period. There is no adjustment in the net income attributable to common stockholders. Diluted earnings per share reflect the potential dilution that could occur from common shares issuable through stock options (44,493 and 55,557 shares in the year 2002 three and nine month periods respectively, and 171,136 and 142,710 in the year 2001 three and nine month periods, respectively).

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

Revenue by product group is as follows (in thousands):

                                          Three Months Ended  Nine Months Ended
                                          ------------------  ------------------
                                          Sept 28,  Sept 29,  Sept 28,  Sept 29,
                                            2002      2001      2002      2001
                                          --------  --------  --------  --------
Laboratory products                         2,733     2,655     8,534     8,252
Operating room disposable products            443       457     1,234     1,343
                                          --------  --------  --------  --------
                                          $ 3,176   $ 3,112   $ 9,768   $ 9,595
                                          ========  ========  ========  ========

Note 5 - Option Plan

The Company had two options plans referred to as the 1995 Option Plan and the 2000 Option Plan with 200,000 and 300,000 shares of common stock, respectively reserved for option grants to key employees, directors and consultants. In July 2002, the shareholders' approved merging the 1995 Option Plan and the 2000 Option Plan into one plan to be referred to as the 2000 Option Plan (the "2000 Option Plan"). In addition, shareholders approved the number of shares available to grant under the 2000 Option Plan by 100,000 to a total of 600,000. On July 15, 2002, the Board of Directors approved 225,000 stock option grants to two employees. As of September 28, 2002, there were 483,100 options outstanding under the 2000 Option Plan.

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

Summary of Significant Accounting Policies

Determining Impairment on Long-lived Assets - The Company recognizes impairment losses for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. Management believes there has been no impairment of the value of such assets.

Patents - The Company has acquired patents utilized within the various manufacturing processes. These patents are amortized over their respective lives, typically 17 years. Management believes there has been no impairment in the value of these patents.

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

Results of Operations

Sales

Sales for the three month period ended September 28, 2002 ("third quarter") increased $64,000 (2.1%) compared to the third quarter of 2001. Sales for laboratory products increased $78,000 (2.9) while the operating room disposable product group was $14,000 (3.1%) below third quarter 2001 revenues.
For the nine month period ended September 28, 2002 ("year to date") sales increased $173,000 (1.8%) compared to 2001 year to date sales. Laboratory product sales increased $282,000 (3.4%) compared to year to date sales in 2001 while sales for the operating room disposable product group was $109,000 (8.1%) below 2001 year to date. The increase in the laboratory product sales was primary related to a $199,000 (8.1%) increase in European sales.

Gross Margin

Gross Margin for the third quarter of 2002 was $1,571,000 (49.5%) versus the third quarter of 2001 of $1,354,000 (43.5%). The increase in gross margin percentage was due to product mix in the third quarter of 2002 and a positive Euro exchange rate. In addition, 2001 year to date gross margin was negatively impacted by an inventory adjustment. On a year to date basis gross margin was $4,548,000 (46.6%), a 2% point margin improvement over of 2001 gross margin of $4,284,000 (44.6%). The items, as noted in the quarterly gross margin improvement were also the primary factors contributing to the year to date gross margin improvement.

Selling, General & Administrative and Research & Developmental Expenses ("Expenses")

Expenses for the third quarter of 2002 were $1,232,000, an increase of $34,000 (2.8%) from the third quarter of 2001. The increase in expenditures was attributable to the increase in advertising related expenditures partially offset by reduced other expenditures as noted in the year to date commentary below.

On a year to date basis, expenses were $3,620,000, a decrease of $77,000 (2.1%) compared to the same period in 2001. The Company has distributed a significant number of catalogs during 2002, as it historically issues a new catalog every 2 years, an industry practice. In addition the Company recently printed "The ABCs of Filtration and BioProcessing for the Third Millennium" a 154 page brochure as well as a 16 page quarterly newsletter "The Bioprocessor" both of which have and will be distributed to customers. In compliance with the Statement of Position 93-7 - Reporting on Advertising Costs as issued by the American Institute of Certified Public Accountants the Company is expensing costs associated with the aforementioned items as distributed. Thus advertising related expenditures totaled $257,000 on a year to date basis in 2002, an increase over the comparable 2001 period by $183,000. More than offsetting this expenditure increase were goodwill amortization decreasing $62,000, employee associated compensation decreasing $43,000, consulting/contract services down $40,000 and finally reduced net all other of $115,000.

Income before Taxes

The net of the above resulted in income before taxes in the third quarter of 2002 of $326,000 an increase of $172,000 (112%) over the third quarter of 2001. On a year to date basis 2002 pre tax income was $885,000, an increase of $320,000 (57%) versus 2001 year to date results.

Liquidity and Capital Resources

During the first nine months of fiscal 2002, the Company generated approximately $1,146,000 of cash from operating activities. Cash from operating activities was positively impacted by an increase in accrued expenses of $296,000 principally attributable to income taxes, which were partially offset, by a $227,000 increase in prepaid expenses. The increase in prepaid expenses corresponds to the above mentioned catalog and related brochures that totaled $112,000 and the timing of rent, insurance and royalty payments resulting in an additional increase of $84,000. The cash from operating activities was offset by $583,000 in bank loan payments, $250,000 relating to the acquisition of patents and $459,000 for purchases of equipment and costs for leasehold improvements. This resulted in a net decrease in cash for the period of approximately $146,000 to a cash and cash equivalent balance at September 28, 2002 of $2,881,000.

Subsequent to September 28, 2002 the company did commit $105,000 for a license relating to new software Spectrum has selected in order to operate its business more efficiently. The actual software implementation will begin during the second quarter of 2003 and the Company anticipates the conversion date will be June 30, 2003. The total cost of the software implementation is currently estimated at $350,000.

The Company is obligated under the terms of various operating lease agreements for manufacturing, warehouse and office facilities. Certain of these leases provide for rent escalation adjustments. Minimum future rental payments under these operating lease agreements for the fourth quarter ending December 28, 2002 and the subsequent years ending December 31 are as follows: fourth quarter 2002 $119,000; 2003 $460,000; 2004 $341,000; and 2005 $186,000 (total $1,463,000).

The Company's management believes that cash on hand and cash expected to be generated from operations will be sufficient to meet cash requirements for the next twelve months.

Item 3.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and its Chief Financial Officer , after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this quarterly report on Form 10-QSB (the "Evaluation Date")), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

(b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result no corrective actions were taken.



Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings
          None

Item 2.  Change in Securities and Use of Proceeds
          None

Item 3.  Defaults Upon Senior Securities
          None

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Company's fiscal 2002 Annual Meeting of Stockholders held on July 15, 2002 the following individuals constituting all of the members of the Board of Directors were elected. For each elected director, the results of the voting were:

                                       Affirmative Votes     Negative Votes     Votes Withheld
                                       -----------------     --------------     --------------
         Roy T. Eddleman                       4,320,128              0                  0
         Thomas V. Girardi, J.D.               4,320,128              0                  0
         Jay Henis, Ph. D.                     4,320,128              0                  0
         Walter J. Lack, J.D.                  4,320,128              0                  0
         Jack Whitescarver, Ph. D.             4,320,128              0                  0

         The stockholders voted to ratify the selection of McGladrey & Pullen, LLP as the Company's independent accountants for the fiscal year ending 2002, pending Board of Directors approval of audit quotation. The results of the voting of this proposal were 4,320,128 affirmative votes, 0 negative votes and no votes were withheld.

         The stockholders also approved merging the 1995 Option Plan and the 2000 Option Plan into one plan to be referred to as the 2000 Option Plan. In addition, shareholders increased the number of shares available to grant under the 2000 Option Plan by 100,000 to a total of 600,000. The results of the voting of this proposal were 4,320,128 affirmative votes, 0 negative votes and no votes were withheld.

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

10.6 Sublease agreement dated January 19, 1999 between Millipore Corporation and Spectrum Laboratories, Inc. (incorporated by reference to Exhibit 10.20 filed with Registrant's report on Form 10-KSB for fiscal year ended January 1, 2000, Commission File No. 0-9478)

10.7 First amendment, dated July 14, 1999, to the credit agreement, dated December 22, 1998, between the Company and City National Bank (incorporated by reference to Exhibit 10.21 filed with Registrant's report on Form 10-KSB for fiscal year ended January 1, 2000, Commission File No. 0-9478)

10.8 Second amendment, dated July 1, 2000, to the credit agreement, dated December 22, 1998, between the Company and City National Bank (incorporated by reference to Exhibit 10.8 filed with Registrant's report on Form 10-KSB for fiscal year ended December 30, 2000, Commission File No. 0-9478)

10.9 The Registrant's Year 2000 Stock Option Plan (incorporated by reference to Exhibit 10.9 filed with Registrant's report on Form 10-KSB for fiscal year ended December 30, 2000, Commission File No. 0-9478)

10.10 Third amendment, dated January 8, 2001, to the credit agreement, dated December 22, 1998, between the Company and City National Bank (incorporated by reference to Exhibit 10.10 filed with Registrant's report on Form 10-KSB for fiscal year ended December 30, 20010 Commission File No. 0-9478)

10.11 Royalty Agreement, dated June 1, 1976, between Roy T. Eddleman and Spectrum Medical Industries (incorporated by reference to Exhibit 10.11 filed with Registrant's report on Form 10-KSB for fiscal year ended December 30, 2000, Commission File No. 0-9478)

10.12 Fourth amendment, dated December 14, 2001, to the credit agreement, dated December 22, 1998, between the Company and City National Bank (incorporated by reference to Exhibit 10.12 filed with Registrant's report on Form 10-KSB for fiscal year ended December 29, 2001, Commission File No. 0-9478)

16 Letter on change in certifying accountant (incorporated by reference to Exhibit 16 filed with Registrant's report on Form 10-KSB for fiscal year ended January 2, 1999, Commission File No. 0-9478)

99.1 Certification of Chief Executive Officer of Spectrum Laboratories, Inc. (incorporated by reference to Exhibit 99.1 filed with Registrant's report on Form 10-QSB for the quarterly period ended June 29, 2002, Commission File No. 0-9478)

99.2 Certification of Chief Financial Officer of Spectrum Laboratories, Inc. (incorporated by reference to Exhibit 99.2 filed with Registrant's report on Form 10-QSB for the quarterly period ended June 29, 2002, Commission File No. 0-9478)

99.3              Certification of Chief Financial Officer of Spectrum
                  Laboratories, Inc.

99.4              Certification of Chief Executive Officer of Spectrum
                  Laboratories, Inc.


(b) The Company filed no reports on Form 8-K during the quarter ended September 28, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 2002.

SPECTRUM LABORATORIES, INC.
(Registrant)




/s/  F. Jesus Martinez
----------------------------
Signature

F. Jesus Martinez
President





 /s/  Brian A. Watts
----------------------------
Signature

Brian A. Watts
Chief Financial Officer/Vice President of Finance

Certifications

Chief Financial Officer

I, Brian A. Watts Chief Financial Officer certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Spectrum Laboratories, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; and

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 12, 2002



/s/  Brian A. Watts
Signature

Brian A. Watts
Chief Financial Officer/Vice President of Finance

Chief Executive Officer

I, Roy T. Eddleman Chief Executive Officer certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Spectrum Laboratories, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; and

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 12, 2002



/s/  Roy T. Eddleman
Signature

Roy T. Eddleman
Chief Executive Officer & Chairman