Form 10KSB
period 2002-12-28
SPECTRUM LABORATORIES INC /CA
filed 2003-03-28
CIK 319013

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 28, 2002

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

      State issuer's revenues for its most recent fiscal year: $13,246,000

The aggregate market value of voting stock held by nonaffiliates of the registrant is $49,233 as of February 28, 2003, based on the $0.55 per share closing price for the Common Stock in the over-the-counter market on such date, representing 89,515 shares held by nonaffiliates.

Number of shares of Common Stock outstanding as of February 28, 2003:  5,312,468

                                TABLE OF CONTENTS
                            FORM 10-KSB ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 28, 2002
                           SPECTRUM LABORATORIES, INC.

Item No.                                                                                             Page
--------                                                                                             ----

     PART I
     1.   Description of Business  ................................................................   3
     2.   Description of Property  ................................................................   7
     3.   Legal Proceedings  ......................................................................   7
     4.   Submission of Matters to a Vote of Security Holders  ....................................   7

     PART II
     5.   Market for Common Equity and Related Shareholder Matters  ...............................   8
     6.   Management's Discussion and Analysis of Financial Condition and Results of Operations  ..   9
     7.   Financial Statements  ...................................................................  10
     8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  ...  11

     PART III
     9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section
          16(a) of the Exchange Act................................................................  12
     10.  Executive Compensation...................................................................  13
     11.  Security Ownership of Certain Beneficial Owners and Management...........................  14
     12.  Certain Relationships and Related Transactions...........................................  15
     13.  Exhibits and Reports on Form 8-K.........................................................  15
     14.  Control and Procedures...................................................................  17

Certification    Certifications - Chief Financial Officer and Chief Executive Officer..............  19

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

BUSINESS
--------

The Company is in the business of developing and commercializing proprietary tubular membranes and membrane devices for existing and emerging life sciences applications. These products are used by life science research laboratories for emerging applications for molecular/biological separations, fluid purification and cell expansion/bioreactors. The Company's platform technology allows it to create membranes and devices to meet a wide range of performance criteria and to integrate the devices into systems for life sciences applications. The Company believes that its fundamental strengths are based on the control of material, membrane characteristics, device properties, biological utility and cell maintenance know-how.

The Company's proprietary products are used for research by OEM manufacturers and for Process Separations of pharmaceutical compounds. Most laboratory products are sold through laboratory distributors. OEM and private label products are sold primarily to manufacturers. They include re-sale versions of the Company's laboratory products as well as specially designed membrane products. Process or scale-up separation products are sold to pharmaceutical and diagnostic manufacturers for drug development and manufacturing. The Process Separation products also include the necessary systems for operating the separation application. Both OEM and Process products are sold directly by the Company. The Company's wholly owned subsidiary, Spectrum Europe B.V., sells process products on behalf of the Company in Europe. The Company's products and trademarks, Spectra/Por, Cellmax and KrosFlo are well-known and are used throughout the world for purification of proteins, cells expansion, cells encapsulation and diagnostic particles separation. Company personnel work closely with existing and potential customers to develop new Mass Transfer Membranes (MTM) products, applications and devices for the research markets.

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

The Company markets, sells and develops MTM perfusion systems for human cell expansion. The perfusion systems are sold under the trade name CELLMAX(R) and successfully used to expand and maintain mammalian cells including human cell lines.

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

OPERATING ROOM (OR) DISPOSABLES

Disposable OR products consist of sterile surgical drapes for orthopedic and arthroscopic surgical procedures, sterile camera covers, rubber elastic bandages (sterile and non-sterile), Esmarch Elastic Bandages, stockinettes, heel/elbow cushions and a tamper-resistant container system for use in harvesting bone and tissue for human transplantation and other surgical specialty products.

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

COMPETITIVE FACTORS
-------------------

TUBULAR MEMBRANES FOR DIALYSIS, FILTRATION AND CELL CULTURE

The Company's ability to sell its products is subject to competitive factors that include price, quality, timely delivery and competition from companies with greater resources. The Company's membrane and membrane devices compete with AG Amersham, Pall Corporation, Sartorius GMBH, and Millipore Corporation in the process filtration markets. Process products are price and performance competitive with other products for process filtration and media sterilization. OEM and private label products offer high surface area in compact housings in comparison with competing products. Process products are offered as disposables, single use in competition with traditional tangential flow devices which are cleaned and re-used. Tangential flow products are attractive to users who have critical applications where single use will ensure optimum performance and/or simplify the validation of the process for FDA approval. The Company offers unique modules with patented flow geometrics for special bioreactor and filtration applications.

OPERATING ROOM (OR) DISPOSABLES

There are distinctly different competitors among medical disposable product lines. Significant consolidation has taken place in the OR Equipment Drape business. The major competitors offering a full line of OR Equipment Drapes include Microtek Medical, Medical Technique Instruments, MTI, Zeiss and Advance Medical Designs. Each manufacturer has niches in either a specific type of equipment drape or specific accounts with the exception of Microtek which, with over 50% of the market share, is the market leader with a strong presence in all niches. The Company has been most effective in competing with its Video Camera Drape line particularly on the basis of quality and price. Orthopedic Soft Goods are similarly consolidating but the market remains very fragmented. Major competitors include Alba, Balfour, Kimberly Clark and DeRoyal Industries among others. Esmarch Elastic Bandage is produced by a small number of non-medical rubber producers who then sell bulk non-sterile product to medical device firms for packaging and sterilization. As a result, there are numerous competitors distributing Esmarch Bandages but the range of offerings is relatively limited with competition being primarily driven by price.

Companies such as Cardinal Healthcare and Baxter Healthcare Corporation dominate the market with products that include surgical extremity drapes as part of an integrated "procedure pack," both custom and standard, for specific types of procedures, (e.g., orthopedic surgery or arthroscopic or cardiovascular surgical cases).

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

OPERATING ROOM (OR) DISPOSABLES

The principal raw materials used in producing sterile surgical drapes and elastic bandages are yarn, synthetic rubber and plastic film. There are several suppliers in the United States for yarn. The Company is dependent on a limited number of suppliers for plastic film but has not experienced any difficulty in obtaining necessary supplies, and none are presently anticipated.

PATENTS AND TRADEMARKS
----------------------

The Company holds a number of trademark registrations for its products, some of which are closely identified with the Company, such as the Spectra/Por trademark. The Company currently has several patent applications for various hollow fiber devices pending before the United States Patent Office and other international patent agencies in foreign countries. The Company owns or licenses numerous issued patents and pending patents that expire at various dates through the year 2019. Some of the Company's patents or patent estates include: hollow fiber syringe tip filter, rapid drug screening, membrane surface modification chemistries, liquid phase separation membranes, apparatus for forming a rolled tubular fabric article, surgical extremity drape and a video camera drape. The Company acquired the rights to the Cellmax trademark and all related patents, including a patent for serum-free production of packaged viral vector. Fundamental core technology is kept as trade secrets. Employees and vendors are covered by non-disclosure agreements.

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

In addition to regulations enforced by the FDA and the CFDB, the Company is also subject to regulations under the Environmental Protection Act, the Occupational Safety and Health Act, and other present and potential supranational, foreign, Federal, state and local regulations. Compliance with any of these has not had a material effect on the capital expenditures, operations or competitive position of the Company to date. The Company adheres to the strict provisions of its ISO 9001:2000 certification status.

The Company cannot predict whether future changes in government regulations might increase its cost of conducting business or affect the time required to develop and introduce new products.

DEPENDENCE UPON FEW CUSTOMERS
-----------------------------

The Company does not believe that its business would be adversely affected by the loss of any individual customer or small group of customers. During the 2002 and 2001 fiscal years, two distributors accounted for 10% or more of the Company's total sales which were approximately 14% in both 2002 and 2001, for one dealer, and approximately 14% and 13% in 2002 and 2001, respectively, for another customer.

RESEARCH AND PRODUCT DEVELOPMENT

The Company incurred research and product development expenses of approximately $754,000 in 2002 and $671,000 in 2001. Research and product development functions are particularly important for the Company's future growth.

EMPLOYEES
---------

On December 28, 2002, the Company had 123 employees, of which 120 were full-time employees.

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

Information regarding the Company's major facilities is as follows:

                                                           Lease        Monthly
      Location           Principal Usage     Sq. Feet    Term. Date     Rental
----------------------   -----------------   --------    ----------    ---------

Rancho Dominguez, CA     Administration
                         and Manufacturing    55,000        7/05       $ 27,750
Dallas, TX               Manufacturing        20,000       12/03          5,833
Houston, TX              Manufacturing         9,975        8/03          4,539
Breda, The Netherlands   Sales                 1,400       12/03          2,035


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

                2002                            High                   Low
                ----
                First Quarter                $  3.05                $  1.30
                Second Quarter                  2.50                   1.25
                Third Quarter                   3.00                   1.05
                Fourth Quarter                  1.05                   0.55

                2001
                ----
                First Quarter                $  2.38                $  1.50
                Second Quarter                  3.00                   1.62
                Third Quarter                   3.00                   1.75
                Fourth Quarter                  3.05                   1.50

No dividends have been declared or paid by the Company since inception. Additionally, the Company's financing agreement with the bank prohibits the payment of dividends without the bank's approval. The Company intends to employ all available funds for development of its business and, accordingly, does not intend to pay cash dividends in the foreseeable future.

As of December 28, 2002, the number of holders of record of the Company's Common Stock was 746.

                                   Equity Compensation Plan Information
--------------------------------------------------------------------------------------------------------------
                                                                                      Number of securities
                                                                                      remaining available for
                                                                                      future issuance under
                                Number of securities to be    Weighted-average        equity compensation
                                issued upon exercise of       exercise price of       plans (excluding
                                outstanding options,          outstanding options,    securities reflected in
Plan category                   warrants and rights           warrants and rights     column (a))
--------------------------------------------------------------------------------------------------------------
Equity compenensation plans
approved by security holders          482,100                       $1.82                   117,900
--------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders          315,624                       $1.40                      *
--------------------------------------------------------------------------------------------------------------
Total                                 797,724
----------------------------------------------------------

* Incentive plan with Company's President & COO, includes anti-dilution rights to maintain 5% stock ownership.

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

RESULTS OF OPERATIONS - FISCAL YEAR 2002 COMPARED TO FISCAL YEAR 2001

Consolidated sales of $13,246,000 increased $330,000 (2.6%) over prior year. From a product group perspective, laboratory products sales increased $298,000 (2.7%) while sales of operating room disposable products increased $32,000 (1.9%). From a geographical perspective, domestic sales increased $371,000 (3.7%), Japanese sales, decreased $168,000 (21.1%), principally related to lower sales to one major distributor while all other country sales increased $127,000 (5.9%). Sales at the Company's European subsidiary did increase $194,000 (12.0%), partially attributable to the average increase of the Euro of approximately 5% between 2002 versus 2001. Cost of sales decreased by $150,000 (2.1%) resulting in gross margin percent of 46.9% versus 2001 percentage of 44.4%. Actual production related costs in 2002 of $4,474,000 at the Company's two primary facilities was limited to a minimal increase of $26,000 (0.6%) over prior year even though the company continued to incur increases in certain non controllable expenditures such as utilities which increased $39,000 (12.3%) in 2002. As noted above the Companies European subsidiary did benefit from the increase in value of the Euro which was also the most positive impact on its $104,000 increase in gross margin contribution. In addition to the above margin in 2001 was negatively impacted by the recording of a $141,000 provision to the obsolete inventory reserve.

Research and development expenses in 2002 were $754,000, an increase of $83,000 (12.4%) over 2001, evidence of the Company's commitment to continue to further enhance its product offerings.

Selling, general and administrative expenses (SG&A) of $4.2 million were consistent with prior year. The Company did distribute a significant number of catalogs during 2002, as historically it issues a new catalog every 2 years, an industry practice. In addition the Company printed "The ABCs of Filtration and BioProcessing for the Third Millennium" a 154 page brochure as well as a 16 page quarterly newsletter "The Bioprocessor" both of which have and will be distributed to customers. In compliance with the Statement of Position 93-7 - Reporting on Advertising Costs as issued by the American Institute of Certified Public Accountants the Company is expensing costs associated with the aforementioned items as distributed. Thus advertising related expenditures totaled $318,000 in 2002, an increase over 2001 of $212,000. The Company donated a painting to a charitable organization during 2002 with a fair market value of $90,000 and carrying cost of $20,000. A contribution of $90,000 has been reflected as an expense in SG&A and $70,000 has been reflected as a gain on charitable donation representing the difference between carrying value and fair market value. The net income effect was expense of $20,000. In addition offsetting the marketing and charitable donation within SG&A were goodwill amortization decreasing $83,000, salaries decreasing $86,000, travel/entertainment down $23,000 and finally reduced net all other expenditures of $109,000.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2002, the Company generated approximately $1,838,000 of cash from operating activities. Earnings from operations, before depreciation and amortization, were the primary sources of these cash flows. The net increase in working capital of $66,000 had only a marginal negative impact of cash from operations as the increase in receivables, inventories and prepaids was principally offset by similar increases in accounts payable and accrued expenses. Cash expenditures for equipment and leasehold improvements of $736,000, patents of $250,000 and payments of long-term debt of $770,000 were the primary cash outflows. The Company entered into a new credit agreement with a bank resulting in the Company receiving debt proceeds of $2,000,000 in 2002. Principally due to the above noted items cash increased $2,082,000 for the year.

The bank credit agreement does restrict the use of the cash proceeds to certain purposes as defined in the agreement. The credit agreement prohibits the payment of cash dividends without prior bank approval.

In October 2002 the company did commit $105,000 for a license relating to new software Spectrum has selected in order to operate its business more efficiently. The actual software implementation will begin during the second quarter of 2003 and the Company anticipates the conversion date will be June 30, 2003. The total cost of the software implementation is currently estimated at $350,000.

The Company's management believes that cash on hand plus cash anticipated to be generated from operations will be sufficient to meet the Company's cash requirements for 2003.

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

                                DECEMBER 28, 2002

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

INDEPENDENT AUDITOR'S REPORT                                                F-1
--------------------------------------------------------------------------------

FINANCIAL STATEMENTS
  Consolidated balance sheet                                                F-2
  Consolidated statements of income                                         F-3
  Consolidated statements of stockholders' equity                           F-4
  Consolidated statements of cash flows                                     F-5
  Notes to consolidated financial statements                                F-6
--------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Spectrum Laboratories, Inc.
Rancho Dominguez Hills, California

We have audited the accompanying consolidated balance sheet of Spectrum Laboratories, Inc. and subsidiaries as of December 28, 2002 and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 28, 2002 and December 29, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spectrum Laboratories, Inc. and subsidiaries as of December 28, 2002 and the results of their operations and their cash flows for the years ended December 28, 2002 and December 29, 2001 are in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective December 30, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."




Anaheim, California
February 20, 2003

SPECTRUM LABORATORIES, INC.

CONSOLIDATED BALANCE SHEET
----------------------------------------------------------------------------------------------

                                                                                  DECEMBER 28,
                                                                                      2002
                                                                                  ------------
CURRENT ASSETS:
    Cash and cash equivalents                                                     $ 5,109,000
    Accounts receivable, less allowance for doubtful accounts of $119,000           1,806,000
    Inventories                                                                     1,766,000
    Prepaid expenses                                                                  233,000
    Deferred taxes                                                                    528,000
    Tax refund receivable                                                              62,000
                                                                                  ------------

        Total current assets                                                        9,504,000

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net                                           2,921,000

PATENTS, subject to amortization, net of accumulated amortization of $121,000         629,000

GOODWILL, net                                                                       1,122,000

DEFERRED TAXES                                                                      1,424,000

OTHER ASSETS                                                                           33,000
                                                                                  ------------

        Total assets                                                              $15,633,000
                                                                                  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current maturities of long-term debt                                          $   943,000
    Accounts payable                                                                  564,000
    Accrued expenses:
      Compensation                                                                    423,000
      Other                                                                           273,000
                                                                                  ------------

        Total current liabilities                                                   2,203,000
                                                                                  ------------

LONG-TERM DEBT, net of current maturities                                           2,745,000
                                                                                  ------------

MINORITY INTEREST                                                                   1,755,000
                                                                                  ------------

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value, 25,000,000 shares authorized;
      5,312,468 shares issued and outstanding                                          53,000
    Preferred stock, par value $.01; 10,000,000 shares authorized;
      none issued and outstanding                                                          --
    Additional paid-in capital                                                      8,479,000
    Retained earnings                                                                 398,000
                                                                                  ------------

        Total stockholders' equity                                                  8,930,000
                                                                                  ------------

        Total liabilities and stockholders' equity                                $15,633,000
                                                                                  ============

See Notes to Consolidated Financial Statements.

                                             F-2

SPECTRUM LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------


                                                        FISCAL YEARS ENDED
                                                   -------------   -------------
                                                       2002            2001
                                                   -------------   -------------

NET SALES                                          $ 13,246,000    $ 12,916,000

COSTS AND EXPENSES
   Cost of sales                                      7,032,000       7,182,000
   Selling, general and administrative,
     (including royalties paid to majority
     stockholder of $325,000 and $321,000 for
     fiscal years 2002 and 2001, respectively)        4,207,000       4,206,000
   Research and development                             754,000         671,000
   Compensation expense related to stock options         21,000          30,000
   Other expense, primarily interest                     56,000          22,000
   Other (income), gain on charitable donation          (70,000)             --
                                                   -------------   -------------

       Total costs and expenses                      12,000,000      12,111,000
                                                   -------------   -------------

       Income before provision for income taxes       1,246,000         805,000

Provision for income taxes                               90,000         207,000
                                                   -------------   -------------

       Net income                                  $  1,156,000    $    598,000
                                                   =============   =============

Earnings per share:
   Basic                                           $       0.22    $       0.11
                                                   =============   =============

   Diluted                                         $       0.22    $       0.11
                                                   =============   =============

Weighted average shares outstanding:
   Basic                                              5,312,468       5,312,338
                                                   =============   =============

   Diluted                                            5,370,098       5,438,514
                                                   =============   =============

See Notes to Consolidated Financial Statements.

SPECTRUM LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------

                                                   Common stock              Additional      Retained
                                            ----------------------------      paid-in        earnings
                                               Shares          Amount         capital        (deficit)
                                            ------------    ------------    ------------    ------------
Balance, December 30, 2000                    5,311,968     $    53,000     $ 8,428,000     $(1,356,000)

Net income                                           --              --              --         598,000

Shares issued - exercised stock options             500              --           1,000              --

Compensation expense related
    to stock options                                 --              --          29,000              --
                                            ------------    ------------    ------------    ------------

Balance, December 29, 2001                    5,312,468          53,000       8,458,000        (758,000)

Net income                                           --              --              --       1,156,000

Compensation expense related
    to stock options                                 --              --          21,000              --
                                            ------------    ------------    ------------    ------------

Balance, December 28, 2002                    5,312,468     $    53,000     $ 8,479,000     $   398,000
                                            ============    ============    ============    ============

See Notes to Consolidated Financial Statements.

                                                   F-4

SPECTRUM LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------

                                                                  FISCAL YEARS ENDED
                                                            -----------------------------
                                                                2002             2001
                                                            ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                              $ 1,156,000      $   598,000
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                             685,000          719,000
      Loss on disposition of equipment                           19,000               --
      Noncash compensation                                       21,000           30,000
      Noncash charitable donation                                20,000               --
      Deferred taxes                                              3,000          189,000
      Change in working capital components:
        (Increase) in accounts receivable                      (117,000)         (90,000)
        (Increase) Decrease in inventories                     (119,000)         376,000
        (Increase) Decrease in prepaid expenses                 (98,000)          23,000
        (Increase) in tax refund receivable                     (62,000)              --
        Increase (Decrease) in accounts payable                 134,000         (102,000)
        Increase (Decrease) in accrued expenses                 196,000         (114,000)
                                                            ------------     ------------

        NET CASH PROVIDED BY OPERATING ACTIVITIES             1,838,000        1,629,000
                                                            ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of equipment and leasehold improvements        (736,000)        (651,000)
    Acquisition of patents                                     (250,000)        (500,000)
                                                            ------------     ------------

        NET CASH (USED IN) INVESTING ACTIVITIES                (986,000)      (1,151,000)
                                                            ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments of long-term debt                       (770,000)        (822,000)
    Loan Proceeds                                             2,000,000        2,250,000
                                                            ------------     ------------

        NET CASH PROVIDED BY FINANCING ACTIVITIES             1,230,000        1,428,000
                                                            ------------     ------------

        NET INCREASE IN CASH AND CASH EQUIVALENTS             2,082,000        1,906,000

Cash and cash equivalents
    Beginning of year                                         3,027,000        1,121,000
                                                            ------------     ------------

    End of year                                             $ 5,109,000      $ 3,027,000
                                                            ============     ============

See Notes to Consolidated Financial Statements.

                                           F-5

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

           FISCAL YEAR - The Company's fiscal year ends on the Saturday nearest December 31. The years ended December 28, 2002 (fiscal year 2002) and December 29, 2001 (fiscal year 2001) both consist of 52 weeks.

           PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Spectrum and its wholly owned subsidiaries and majority-owned subsidiary, SLIAC. All intercompany any balances and transactions have been eliminated in consolidation.

           USE OF ESTIMATES - The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, the value of stock based compensation and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

           The Company's operations are affected by numerous factors including market acceptance, changes in technologies and new laws and government regulations and policies. The Company cannot predict what impact, if any, the occurrence of these or other events might have on the Company's operations. Significant estimates and assumptions made by management are used for, but not limited to, the allowance for doubtful accounts, the reserve for slow moving or obsolete inventories, the fair value of long-lived and intangible assets, and the realizability of deferred tax assets.

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

           LONG-LIVED ASSETS AND PATENTS - Equipment and leasehold improvements are recorded at cost, net of accumulated depreciation and amortization. Depreciation of equipment is provided using the straight-line method over the estimated useful lives (generally five years) of the respective assets. Leasehold improvements are amortized on a straight-line basis over the lesser of the lease term or the estimated useful life of the asset. Amortization of leasehold improvements is included with depreciation expense. No depreciation is being provided for the artwork, which is carried at its historical cost.

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           The Company periodically reviews its long-lived assets including patents to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Should the sum of the expected future net cash flows be less than the carrying value, the Company would recognize an impairment loss at that date. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value (estimated discounted future cash flows) of the long-lived assets. For the year ended December 28, 2002, management has determined that no impairment of long-lived assets including patents exists.

           Changes in circumstances, such as the passage of new laws or changes in regulations, technological advances or changes to the Company's business strategy, could result in the actual useful lives of long-lived assets differing from initial estimates. Factors such as changes in the planned use of equipment, customer attrition, contractual amendments or mandated regulatory requirements could result in shortened useful lives. In those cases where the Company determines that the useful life of a long-lived asset should be revised, the Company will amortize or depreciate the net book value in excess of the estimated residual value over its revised remaining useful life.

           The Company has acquired patents totaling $750,000 which are being amortized over their respective useful lives of approximately twelve years. Patent amortization for the fiscal years ended 2002 and 2001 was approximately $60,000 for each year. Estimated amortization expense for the next five years is approximately $60,000 annually, all of which relates to these patents.

           GOODWILL - In June 2001, the Financial Accounting Standards Board
           (FASB) issued Statement of Financial Accounting Standards No 142, GOODWILL AND OTHER INTANGIBLE ASSETS (SFAS No. 142). SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangibles assets and was effective for the Company beginning December 30, 2001. Upon adoption of SFAS 142, management has determined there is one reporting unit and evaluated the carrying value of goodwill for potential impairment losses and has determined no impairment exists. Management completed its annual goodwill impairment evaluation as of September 29, 2002, and has concluded that no impairment exists. For goodwill, the impairment evaluation includes a comparison of the carrying value of the reporting unit (including goodwill) to that reporting unit's fair value. If the reporting unit's estimated fair value exceeds the reporting unit's carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceed the unit's carrying value, then an additional analysis is performed to allocate the fair value of the reporting unit to all of the assets and liabilities of that unit as if that unit had been acquired in a business combination and the fair value of the unit was the purchase price. If the excess of the fair value of the reporting unit over the fair value of the identifiable assets and liabilities is less than the carrying value of the unit's goodwill, an impairment charge is recorded for the difference.

           Also in accordance with SFAS No. 142, the Company has not recorded amortization expense with respect to goodwill during the year ended December 28, 2002, while approximately $83,000 of amortization expense was recorded during the year ended December 29, 2001. Reported net

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           income would be increased by approximately $83,000 for the year ended December 29, 2001 had goodwill been accounted for in accordance with SFAS 142. Basic and diluted earnings per share for the year ended December 29, 2001 would have both increased by $.02 per share to $.13 per share.

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

           EARNINGS PER SHARE - Basic earnings per share is computed by dividing the net income attributable to the common stockholders by the weighted average number of common shares outstanding during the period. There is no adjustment in the net income attributable to common stockholders. Diluted earnings per share reflect the potential dilution that could occur from common shares issuable through stock options (57,630 and 126,176 equivalent shares in the fiscal years 2002 and 2001, respectively).

           REVENUE RECOGNITION - The Company records revenue at the time the related products are shipped.

           PRODUCT RETURNS AND WARRANTIES - The Company records a provision for estimated product returns and warranties at the time the revenue is recognized.

           RESEARCH AND DEVELOPMENT - The Company expenses research and development costs as incurred.

           ADVERTISING COSTS - Costs associated with advertising and promoting products are expensed as incurred. Advertising and promotion expense was approximately $318,000 and $106,000 during fiscal years 2002 and 2001.

           REMEASUREMENT OF FOREIGN CURRENCIES - Monetary assets and liabilities of Spectrum B.V. are remeasured into U.S. dollars at year-end exchange rates and nonmonetary assets and stockholders' equity are remeasured using historical rates of exchange. Income and expenses are remeasured at average rates during the respective years. The functional currency of this subsidiary is the U.S. dollar; therefore, remeasurement gains or losses are included in income. Remeasurement gains included in income for fiscal years 2002 and 2001 were approximately $24,000 and $26,000, respectively.

           FAIR VALUE OF FINANCIAL INSTRUMENTS - Management believes that the carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these financial instruments. Long-term debt bears interest at a rate indexed to the prime rate and, therefore, management believes the carrying amount of the outstanding borrowings at December 28, 2002 approximates fair market value.

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           ACCOUNTING FOR STOCK-BASED COMPENSATION - In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This Statement amends SFAS No 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation. This Statement also amends the disclosure requirement of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the effect on reported net income
           (loss) of an entity's accounting policy decisions with respect to stock-based employee compensation. The Company adopted this Statement in fiscal year 2002.

           The Company accounts for stock-based employee compensation under the requirements of Accounting Principles Board (APB) Opinion No. 25, which does not require compensation to be recorded if the consideration to be received is at least equal to fair value at the measurement date. Nonemployee stock-based transactions are accounted for under the requirements of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which requires compensation to be recorded based on the fair value of the securities issued or the services received, whichever is more reliably measurable.

           SFAS No. 123 requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options with vesting restrictions which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated value. The Company's calculations for the options granted in 2002 and 2001 were made using the Black-Scholes option-pricing model with the following weighted average assumptions in 2002: expected life of ten years; stock volatility of 52%; risk-free interest rate 4.9%; and no dividends during the expected term. The following weighted average assumptions were utilized in 2001: expected life of ten years; stock volatility of 35%; risk-free interest rate 6.5%; and no dividends during the expected term.

           The calculations are based on a single-option valuation approach and forfeitures are recognized as they occur. The following table illustrates the effect on net income and earnings per share had compensation cost for stock-based compensation been determined based on the grant date fair values of awards:

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                                                                          2002              2001
                                                                     --------------     ------------
         Net income:
             As reported                                             $   1,156,000      $   598,000
               Add total stock-based employee compensation
               expense determined under APB opinion 25,
               net of related tax effects                                   17,000           22,000
               (Deduct) total stock-based employee compensation
               expense determined under fair value based for all
               awards, net of related tax benefits                         (84,000)         (75,000)
                                                                     --------------     ------------

              Pro forma                                              $   1,089,000      $   545,000
                                                                     ==============     ============

         Basic earnings per share:
             As reported                                             $        0.22      $     0.11
             Pro forma                                               $        0.21      $     0.10
         Diluted earnings per share:
             As reported                                             $        0.22      $     0.11
             Pro forma                                               $        0.21      $     0.10

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

           TRADE RECEIVABLES - The Company sells its products nationally and internationally, primarily through distributors, to medical equipment and medical supply companies. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. No interest is charged on past due accounts.

NOTE 2.    INVENTORIES

           Inventories consist of the following at December 28, 2002:

           Raw materials                                       $1,711,000
           Work in process                                        133,000
           Finished goods                                         591,000
                                                               -----------
                                                                2,435,000
           Less reserve for slow moving and obsolete items        669,000
                                                               -----------
                                                               $1,766,000
                                                               ===========

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 3.    EQUIPMENT AND LEASEHOLD IMPROVEMENTS

           Equipment and leasehold improvements consist of the following at December 28, 2002:

           Machinery, equipment and tooling                   $ 5,305,000
           Office furniture and equipment                         850,000
           Artwork, at cost                                       986,000
           Leasehold improvements                               1,104,000
                                                              ------------
                                                                8,245,000
           Less accumulated depreciation and amortization      (5,324,000)
                                                              ------------
                                                              $ 2,921,000
                                                              ============

           Depreciation and amortization expense of equipment and leasehold improvements for fiscal years 2002 and 2001 was $625,000 and $577,000, respectively.

NOTE 4.    INCOME TAXES

           The Company's provision for income taxes consists of the following:

                                           2002               2001
                                        ----------         ----------
           Current:
             Federal                    $  53,000          $ (21,000)
             State                         (6,000)            22,000
             Foreign                       40,000             17,000
                                        ----------         ----------
                                           87,000             18,000
                                        ----------         ----------

           Deferred:
             Federal                      (81,000)           169,000
             State                         84,000             20,000
                                        ----------         ----------
                                            3,000            189,000
                                        ----------         ----------
                                        $  90,000          $ 207,000
                                        ==========         ==========


           Pretax income subject to foreign and U.S. income taxes for fiscal 2002 and 2001 were as follows:

                                               2002            2001
                                           -----------     -----------

           U.S. income taxes               $1,090,000      $  768,000
           Foreign income taxes               156,000          37,000
                                           -----------     -----------
                                           $1,246,000      $  805,000
                                           ===========     ===========

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 4.    INCOME TAXES (Continued)

           The reported provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 35% to the consolidated income before provision for income taxes as follows:

                                                            2002         2001
                                                         ----------   ----------

           Statutory federal income tax provision        $ 436,000    $ 284,000
           State income taxes, net of federal benefit       62,000       40,000
           Change in valuation allowance                  (180,000)          --
           Nondeductible expenses                            9,000       32,000
           Tax credits used in current year               (169,000)     (57,000)
           Other                                           (68,000)     (92,000)
                                                         ----------   ----------
           Income tax provision                          $  90,000    $ 207,000
                                                         ==========   ==========

           The components of the Company's net deferred income tax assets as of December 28, 2002 are as follows:

                                                                         2002
                                                                     -----------

           Operating loss carryforwards                              $2,081,000
           Intangibles, primarily in-process research and development   447,000
           Stock based compensation not currently deductible            183,000
           Reserves not currently deductible                            318,000
           Equipment and leasehold improvements                         106,000
           Tax credits                                                  129,000
           Other                                                        188,000
                                                                     -----------
                                                                      3,452,000
           Valuation allowance                                        1,500,000
                                                                     -----------
           Net deferred tax assets                                   $1,952,000
                                                                     ===========

           The net deferred tax assets have been classified on the accompanying consolidated balance sheet as follows:

           Current assets                                  $  528,000
           Noncurrent assets                                1,424,000
                                                           -----------
           Net deferred tax assets                         $1,952,000
                                                           ===========

           In assessing the realizability of deferred tax assets, management has estimated that it is more likely than not that approximately $1,500,000 will not be realized. This valuation allowance represents a portion of net operating loss carryforwards attained through a prior business acquisition. As further discussed below, tax law limits the use of an acquired entity's net operating loss carryforwards to subsequent taxable income of the consolidated entity. During fiscal years 2002 and 2001, the Company utilized approximately $326,000 and $365,000, respectively, of net operating losses, to offset currently payable tax liability. Realization of the remaining deferred tax assets is dependent upon generating sufficient future taxable income. Although realization is not assured, management

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 4.    INCOME TAXES (Continued)

           believes the net deferred taxes will be realized and continue to evaluate the realizability of the deferred tax assets by assessing the need for and amount of a valuation allowance.

           At December 28, 2002, the Company had approximately $6,215,000 in net operating loss carryforwards for federal income tax purposes available to offset future taxable income. Certain of these loss carryforwards are limited to approximately $298,000 annually. Any unused net operating loss is carried forward. As a result of the limitation discussed above, it is probable that $4,507,000 of the Company's net operating loss will expire without utilization. Loss carryforwards for tax purposes expire in amounts and by fiscal year as follows: 2004 $1,046,000; 2005 $2,836,000; 2006 $1,820,000; 2007
           $274,000; 2010 $40,000; 2012 $114,000 and 2018 $85,000.

NOTE 5.    LONG-TERM DEBT

           At December 28, 2002, the Company had a credit agreement with a bank, which provided for two equipment acquisition loans and a revolving credit note. The proceeds of the acquisitions loans are restricted to certain purposes, as defined in the credit agreement.

           The first of the acquisition loans has an outstanding balance at December 28, 2002 of $1,687,500, bears interest at prime plus .25% (4.5% at December 28, 2002) and requires monthly principal installments of $62,500 plus interest through March 1, 2005. The second loan has an outstanding balance at December 28, 2002 of $2,000,000, bears interest at prime plus .25% (4.5% at December 28, 2002) and requires monthly principal installments of $17,500 beginning February 1, 2003 through and including March 1, 2005, proceeds of which are to be used for specific purposes, as defined in the agreement. Effective April 1, 2005, the principal payments on the second acquisition loan are $80,000 per month through October 1, 2006 with a final payment of $25,000 due November 1, 2006.

           The revolving credit note provides the Company with additional liquidity and the ability to issue letters of credit aggregating up to $300,000 through April 1, 2004. The Company did not draw on the revolving credit note and thus there was no outstanding revolving credit balance as of December 28, 2002. Interest on any proceeds drawn on the revolving credit note bear interest at prime plus .25% and is payable on the first of every month. The Company is required to have a period of not less than 30 consecutive days during the 12 month period ending April 1, 2004 during which time there are to be no outstanding revolving credit loans. Any outstanding revolving credit loans are to be paid April 1, 2004.

           The agreement is secured by substantially all of the assets and is personally guaranteed by the majority stockholder. The agreement also requires the maintenance of certain financial and non-financial loan covenants and restricts payment of dividends. Future maturities of long-term debt owed on December 28, 2002 by fiscal year are approximately as follows: 2003 $943,000; 2004 $960,000; 2005
           $960,000; 2005 $825,000.

NOTE 6.    STOCK OPTION PLAN

           The Company previously had two option plans referred to as the 1995 Option Plan and the 2000 Option Plan with 200,000 and 300,000 shares of common stock, respectively, reserved for option grants to key employees, directors and consultants. In July 2002, the Company's Shareholders ("Shareholders") approved merging the 1995 Option Plan and the 2000 Plan into one plan to be referred to as the 2000 Option Plan (the "2000 Option Plan"). In addition, the Shareholders approved increasing the number of shares available to grant under the 2000 Option Plan by 100,000

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 6.    STOCK OPTION PLAN (continued)

           to an aggregate total of 600,000. Exercise prices for the stock options will not be less than 100% of the fair market value of the stock on the date of grant. Options under both plans expire not more than ten years from date of grant. Options issued under the former 1995 stock option plan become exercisable over a four-year period (25% per year), of which 500 options were exercised during 2001. Options issued under the former and current 2000 Option Plan become exercisable over a five-year period (20% per year). On July 15, 2002, the Board of Directors approved 225,000 stock option grants to key employees.

           In addition, during 1998 the Company granted nonqualified stock options to purchase 5% of the outstanding stock to an officer of the Company at $1.20 per share. The terms of this grant result in variable plan accounting. Accordingly, future compensation expense will be measured and recorded based on stock price fluctuations. At the date of grant, 60% of these options vested immediately and the remaining 40% vest over two to four years. As of 2002, all of these options are fully vested. Total compensation expense recorded during fiscal years 2002 and 2001 was approximately $21,000 and $29,000, respectively.

           A summary of the status of the plans and the nonqualified options and changes during fiscal years ended 2002 and 2001 is as follows:

                                                                             Weighted
                                                                             average
                                                               Number        exercise
                                                              of shares       price
                                                              ---------     ---------
           OUTSTANDING, December 30, 2000                      671,699      $   1.82

           Granted (weighted average fair value of $1.29)           25          1.20

           Exercised                                              (500)         3.20

           Forfeited                                           (36,500)         2.08
                                                              ---------     ---------

           OUTSTANDING, December 29, 2001                      634,724          1.81

           Granted (weighted average fair value of $1.05)      225,000          1.53

           Forfeited                                           (62,000)         2.03
                                                              ---------     ---------

           OUTSTANDING, December 28, 2002                      797,724      $   1.71
                                                              =========     =========

           At December 28, 2002, 117,900 shares were available for future grants under the plans.

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 6.    STOCK OPTION PLAN (continued)

           A further summary of options outstanding at December 28, 2002 is as follows:

                      Options Outstanding                                  Options Exercisable
-------------------------------------------------------------------- -------------------------------
                                                       Weighted
                                       Weighted         average                         Weighted
                                        average        remaining                         average
   Exercise             Number         exercise       contractual        Number         exercise
    Prices            of options         price       life in years     of options         price
------------------- ---------------  --------------  --------------- ---------------- --------------
        $ 1.20             265,624          $ 1.20            6.67           265,624         $ 1.20
          2.13             211,300            2.13            7.37            84,520           2.13
          1.53             225,000            1.53            9.55                 -              -
          2.44              50,000            2.44            0.20            50,000           2.44
          3.20              21,300            3.20            2.96            21,300           3.20
          2.18              10,000            2.18            3.47            10,000           2.18
          1.25               5,000            1.25            5.62             5,000           1.25
          4.37               5,000            4.37            3.10             5,000           4.37
          2.20               3,600            2.20            4.02             3,600           2.20
          7.50                 500            7.50            3.79               500           7.50
          1.88                 400            1.88            4.83               400           1.88
                    ---------------                                  ----------------
                           797,724                                           445,944
                    ===============                                  ================

NOTE 7.    RELATED-PARTY TRANSACTIONS

           ROYALTY AGREEMENT - The Company is committed under a royalty agreement to pay the majority stockholder royalties of 7% of the net sales of certain products, as defined, through the life of the defined products. During 2002 and 2001, the Company incurred royalty expenses of $325,000 and $321,000, respectively, under this agreement.

           CONSULTING SERVICES - During 2001 the Company incurred expenses of $4,000 for consulting services to a firm which employed a member of the Board of Directors. No such expenses were incurred in 2002.

NOTE 8.    COMMITMENTS, RENT EXPENSE AND OTHER AGREEMENTS

           LEASE COMMITMENTS AND RENT EXPENSE - The Company is obligated under the terms of various operating lease agreements for manufacturing, warehouse and office facilities. Certain of these leases provide for rent escalation adjustments. Rent expense was $496,000 and $498,000 in fiscal years 2002 and 2001, respectively. Minimum future rental payments under these operating lease agreements for the years ending December 31 are as follows: 2003 $464,000; 2004 $341,000; 2005
           $184,000 (total $989,000).

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 9.    GEOGRAPHIC INFORMATION

           Net sales by country for fiscal years ended 2002 and 2000 are as follows:

                                                          2002          2001
                                                      ------------  ------------

           United States                              $10,348,000   $ 9,977,000
           Japan                                          627,000       795,000
           Other countries, each of which represent
             less than 5% of total net sales            2,271,000     2,144,000
                                                      ------------  ------------

                                                      $13,246,000   $12,916,000
                                                      ===========   ===========

           There were no significant assets held outside the United States at December 28, 2002 or December 29, 2001.

NOTE 10.   MAJOR CUSTOMERS

           Net sales for fiscal years 2002 and 2001 include sales to the following major customers (each of which accounted for 10% or more of the total sales of the Company) together with the receivables due from those customers as of December 28, 2002 and December 29, 2001:

                                          2002                                    2001
                         --------------------------------------- ---------------------------------------
                                                   Trade                                   Trade
                                                  Accounts                                Accounts
                             Net Sales           Receivable          Net Sales           Receivable
                         ------------------- ------------------- ------------------- -------------------
           Customer A            $1,876,000           $ 401,000         $ 1,849,000           $ 242,000
                         =================== =================== =================== ===================

           Customer B            $1,794,000           $ 222,000         $ 1,677,000           $ 209,000
                         =================== =================== =================== ===================

NOTE 11.   MINORITY INTEREST

           On October 1, 1996, SLI Acquisition Corp., (SLIAC), a subsidiary of the Company, entered into an Asset Purchase Agreement with Cellco, Inc., a Delaware corporation, and acquired the operating assets and liabilities of Cellco, Inc. in exchange for 10,000 shares of the subsidiary's preferred stock valued at $2,000,000 for redemption purposes. One of the subsidiary's preferred stockholders sold its stock with a carrying value of $245,000 to the Company in 1999. At December 28, 2002, there is $1,755,000 in preferred stock of the subsidiary outstanding. The preferred stockholders of the subsidiary had the right to put their stock to SLIAC at any time through September 30, 2001 for an aggregate price of $1,755,000. In the event the subsidiary is combined with the Company and the combined company completes an underwritten offering, the preferred stockholders have the right to exchange such stock for 7% of the newly combined company. The preferred shares of SLIAC are nonvoting and have preference over common stockholders as to dividends and liquidation.

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 12.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                        2002          2001
                                                     ----------    ---------
           Cash paid for:
           Income taxes                              $ 134,000     $ 20,000
                                                     ==========    =========

           Interest                                  $ 100,000     $ 67,000
                                                     ==========    =========

           Debt incurred for purchase of patents     $      --     $250,000
                                                     ==========    =========

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

           Revenue by product group is as follows:

                                                      2002            2001
                                                  ------------    ------------

           Laboratory products                    $11,498,000     $11,200,000
           Operating room disposable products       1,748,000       1,716,000
                                                  ------------    ------------

                                                  $13,246,000     $12,916,000
                                                  ============    ============

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 14.   VALUATION AND QUALIFYING ACCOUNT INFORMATION

Following is information regarding the Company's allowance for doubtful accounts:

                                          Balance at          Provision
                             Fiscal       beginning           charged to       Net recoveries        Balance at
                              year         of year             expense          (charge-offs)       end of year
                            --------- -------------------  -----------------  ------------------ -------------------
Doubtful Accounts:            2002           $   135,000          $  22,000           $ (38,000)        $   119,000
                                      ===================  =================  ================== ===================

                              2001           $   186,000          $  38,000           $ (89,000)        $   135,000
                                      ===================  =================  ================== ===================

Slow moving and
 obsolete inventory:          2002           $   783,000          $       -           $(114,000)        $   669,000
                                      ===================  =================  ================== ===================

                              2001           $   642,000          $ 141,000           $       -         $   783,000
                                      ===================  =================  ================== ===================

Deferred Tax Assets           2002           $ 1,680,000          $(180,000)          $       -         $ 1,500,000
                                      ===================  =================  ================== ===================

                              2001           $ 1,680,000          $       -           $       -         $ 1,680,000
                                      ===================  =================  ================== ===================

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors
---------

Named below are directors serving until an Annual Meeting of Shareholders and until their respective successors are elected and qualified.

Name                         Age   Director Since   Position
----                         ---   --------------   --------

Roy T. Eddleman              63    July 30, 1982    Chairman, CEO & Director

Walter J. Lack, J.D.         55    January 2, 1999  Secretary & Director

Thomas V. Girardi, J.D.      63    January 2, 1999  Director

Jay Henis, Ph.D.             64    January 2, 1999  Director

Jack Whitescarver, Ph.D.     65    April 1, 1985    Director


Executive Officers of The Company
---------------------------------

Roy T. Eddleman              63    July 30, 1982    Chairman & CEO

F. Jesus Martinez            63        ----         President & COO

William R. Martin            47        ----         Vice President Manufacturing

Robert J. Sudol              55        ----         Vice President Sales

Brian A. Watts               55        ----         CFO - Vice President Finance

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

William Martin joined the Company in April of 2002 as Vice President of Manufacturing. Mr. Martin has over twenty years of experience and several patents in the medical devices field. Prior to joining the Company, Mr. Martin held the position of Director of Operations at Endocare, Inc. and as Product Development Manager for the Company from 1990 to 1998. Mr. Martin attended the Hennepin County Technical College and the University of California, Irvine.

Robert Sudol joined the Company in June 1998 as Vice President/General Manager for OR Products. He became Vice President Sales in October 1999. Previously he was President of Cyberdent, Inc. for one and one half years and Vice President of American CareSource for two and one-half years.

Brian Watts joined the Company in April 2002 as Chief Financial Officer and Vice President of Finance. Mr. Watts held similar positions with Frank Schaffer Publications and Ideal School Supply Corporation. Mr. Watts, a Certified Public Accountant, began his business career with Coopers & Lybrand and was subsequently employed by The Marmon Group, rising to the position of Assistant Treasurer.

There are no family relationships between any of the Company's directors and officers. There are no arrangements or understandings between any director and any other person pursuant to which any person was elected or nominated as a director.

The Company sponsors no pension, retirement, annuity, savings or similar benefit plans that it was required to fund in 2002. The Company does sponsor an employee only contributory 401K Plan. Directors are not compensated for their services on the Company's Board of Directors.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the annual compensation paid and accrued by the Company during its last three fiscal years to executive officers who were paid in excess of $100,000 including cash and issuance of securities:

                                 ANNUAL COMPENSATION                  LONG TERM COMPENSATION
                            -----------------------------    ---------------------------------------
                                                              RESTRICTED    STOCK OPTIONS
NAME AND POSITION            YEAR       SALARY     BONUS     STOCK AWARDS         #          LTIP     ALL OTHER(1)
------------------------    -----------------------------    ---------------------------------------  ------------
Roy T. Eddleman              2002     $160,000  $140,000                                                 $324,848
Chief Executive Officer      2001      160,000   100,000                                                  321,490
                             2000      160,000   100,000                                                  331,319

F. Jesus Martinez            2002      145,000    35,000
President                    2001      145,000    36,000                        25(2)
                             2000      145,000

Robert J. Sudol              2002      100,200
Vice President Sales         2001      102,600    10,000
                             2000      101,000                                 20,000

Brian A. Watts               2002      120,000    30,000                     200,000 (3)
Chief Financial Officer

(1)  Royalties based are at 7% on sales of certain products.
(2) Represents all stock option grants during fiscal 2001. The exercise price of these options is $1.20/share and they expire in May 2011.
(3)  Refer to table on next page regarding option grants.


The following table sets forth information relating to stock options held by the Company's executive officers as of December 28, 2002:

                                       Number of Securities Underlying  Value of Unexercised In-the-
                                            Unexercised Options                Money Options
                                       -------------------------------  -----------------------------
                Name                      Exercisable/Unexercisable       Exercisable/Unexercisable
-------------------------------------  -------------------------------  -----------------------------

F. Jesus Martinez                               265,624/0                       $329,000/$0
President

Brian A. Watts                                18,333/181,667                  $28,049/$277,951
Chief Financial Officer

William R. Martin                              2,292/22,708                    $3,507/$34,743
Vice President of Manufacturing

                                 Option/SAR Grants in 2002
-----------------------------------------------------------------------------------------------
                                     Individual Grants
-----------------------------------------------------------------------------------------------
                    Number of Securities       % of Total
                         Underlying           Options/SARs
                        Options/SARs      Granted to Employees
       Name               Granted                in 2002        Exercise Price  Expiration Date
------------------  --------------------  --------------------  --------------  ---------------
Brian A. Watts             200,000                89%               $1.53        July 15, 2013

William R. Martin           25,000                11%               $1.53        July 15, 2013
-----------------------------------------------------------------------------------------------


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock at December 28, 2002 by (i) all persons known by management to be beneficial owners of more than 5% of its Common Stock,
(ii) all directors and nominees and (iii) all directors and nominees and officers of the Company as a group:



                                       Amount and Nature         Percent
Name and Address                  of Beneficial Ownership (1)    of Class
----------------                  ---------------------------    --------

Roy T. Eddleman                          4,320,128                 81.3
18617 Broadwick Street
Rancho Dominguez, CA 90220

Thomas V. Girardi, J.D.                    800,002                 15.1
1126 Wilshire Blvd.
Los Angeles, CA  90017

Jay Henis, Ph.D.                            11,000 (A)               .2
501 Marford Drive
St. Louis, MO 63141

Walter J. Lack, J.D.                       102,323                  1.9
10100 Santa Monica Blvd.
Los Angeles, CA  90067

Jack Whitescarver, Ph.D.                    11,000 (A)               .2
4301 Massachusetts Ave. NW #6002
Washington, D.C.  20016

F. Jesus Martinez                          265,624 (A)              4.8
18617 Broadwick Street
Rancho Dominguez, CA  90220

All directors and officers as a          5,523,077 (B)             98.4
   group (9 in number)

(1) All amounts are amounts of ownership of common stock of the Company unless otherwise indicated
(A) Entire amount is amount of exercisable stock options
(B) Includes 300,624 exercisable stock options


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company had transactions with related parties as follows:

                                                              2002         2001
                                                              ----         ----
         Expenses (income) related to transactions with
           the Company's majority shareholder:
                 Royalties (1)                               $324,848   $321,490
         Expenses for consulting services to a firm which
         employs a member of the Board of Directors                --      4,000

         The majority shareholder has personally guaranteed the Company's bank loan up to $2,500,000.

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

10.12 Fourth amendment, dated December 14, 2001, to the credit agreement, dated December 22, 1998, between the Company and City National Bank (incorporated by reference to Exhibit 10.12 filed with Registrant's report on Form 10-KSB for fiscal year ended December 29, 2001, Commission File No. 0-9478)

10.13 Amended and Restated Credit Agreement, dated December 26, 2002, between the Registrant and City National Bank

16 Letter on change in certifying accountant (incorporated by reference to Exhibit 16 filed with Registrant's report on Form 10-KSB for fiscal year ended January 2, 1999, Commission File No. 0-9478)

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 filed with Registrant's report on Form 10-KSB for fiscal year ended January 2, 1999, Commission File No. 0-9478)

99.1 Certification of Chief Executive Officer of Spectrum Laboratories, Inc. (incorporated by reference to Exhibit 99.1 filed with Registrant's report on Form 10-QSB for the quarterly period ended June 29, 2002, Commission File No. 0-9478)

99.2 Certification of Chief Financial Officer of Spectrum Laboratories, Inc. (incorporated by reference to Exhibit 99.2 filed with Registrant's report on Form 10-QSB for the quarterly period ended June 29, 2002, Commission File No. 0-9478)

99.3 Certification of Chief Financial Officer of Spectrum Laboratories, Inc. (incorporated by reference to Exhibit 99.3 filed with Registrant's report on Form 10-QSB for the quarterly period ended September 28, 2002, Commission File No. 0-9478)

99.4 Certification of Chief Executive Officer of Spectrum Laboratories, Inc. (incorporated by reference to Exhibit 99.4 filed with Registrant's report on Form 10-QSB for the quarterly period ended September 28, 2002, Commission File No. 0-9478)

99.5          Certification of Chief Financial Officer of Spectrum Laboratories,
              Inc.

99.6          Certification of Chief Executive Officer of Spectrum Laboratories,
              Inc.

(b) Reports on 8-K
------------------

No reports on Form 8-K were filed during the quarter ended December 28, 2002 by the Registrant.

ITEM 14.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and its Chief Financial Officer , after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this annual report on Form 10-KSB (the "Evaluation Date")), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this annual report on Form 10-KSB was being prepared.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 2003.

SPECTRUM LABORATORIES, INC.


By:  /s/  Roy T. Eddleman
     --------------------

Roy T. Eddleman
Chairman, Chief Executive Officer and Director


By:  /s/  Jay Henis
     --------------

Jay Henis
Director


By:
     ----------------------

Tom Girardi
Director


By:  /s/  Walter Lack
     ----------------

Walter Lack
Director


By:  /s/  Jack Whitescarver
     ----------------------

Jack Whitescarver
Director

By:  /s/  F. Jesus Martinez
     ----------------------

F. Jesus Martinez President and Chief Operating Officer

By:  /s/  Brian A. Watts
     -------------------

Brian A. Watts
Chief Financial Officer and Vice President of Finance

CERTIFICATIONS
CHIEF FINANCIAL OFFICER

I, Brian A. Watts Chief Financial Officer certify that:

1. I have reviewed this annual report on Form 10-KSB of Spectrum Laboratories, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; and
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ("Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 27, 2003

/s/  Brian A. Watts
-------------------
Signature

Brian A. Watts
Chief Financial Officer/Vice President of Finance

CHIEF EXECUTIVE OFFICER

I, Roy T. Eddleman Chief Executive Officer certify that:

1. I have reviewed this annual report on Form 10-KSB of Spectrum Laboratories, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; and
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ("Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

6. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

7. The registrant's other certifying officers and I have indicated in this annual report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 27, 2003

/s/  Roy T. Eddleman
--------------------
Signature

Roy T. Eddleman
Chief Executive Officer