Form 10QSB
period 2003-03-29
SPECTRUM LABORATORIES INC /CA
filed 2003-05-09
CIK 319013

--------------------------------------------------------------------------------



                        SECURITES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2003

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

  Number of shares of Common Stock outstanding as of April 30, 2003: 5,312,468

                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT


                                 YES [ ] NO [X]
--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----
Part I -  FINANCIAL INFORMATION

Item 1.   Financial Statements
          Consolidated Balance Sheet as of March 29, 2003                    3
          Consolidated Statements of Income for the Three Months
            Ended March 29, 2003 and March 30, 2002                          4
          Consolidated Statements of Cash Flows for the Three Months
             Ended March 29, 2003 and March 30, 2002                         5
          Notes to Consolidated Statements                                   6

Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       8

Item 3.   Controls and Procedures                                            9


Part II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                  9
Item 2.   Changes in Securities                                              9
Item 3.   Defaults Upon Senior Securities                                    9
Item 4.   Submission of Matters to a Vote of Security Holders                9
Item 5.   Other Information                                                  9
Item 6.   Exhibits and Reports on Form 8-K                                  10
Signature                                                                   12
Certifications    Certifications - Chief Financial Officer and Chief
                     Executive Officer                                      13

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                             SPECTRUM LABORATORIES, INC.
                              CONSOLIDATED BALANCE SHEET
                                 AS OF MARCH 29, 2003
                       (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE)
                                     (UNAUDITED)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                               $ 5,032
    Accounts receivable                                                       1,993
    Inventories                                                               1,825
    Prepaid expenses                                                            279
    Deferred taxes                                                              528
    Tax refund receivable                                                        62
                                                                            --------

        Total current assets                                                  9,719

EQUIPMENT AND LEASEHOLD IMPROVEMENTS                                          2,927
GOODWILL, not subject to amortization                                         1,122
DEFERRED TAXES                                                                1,424
PATENTS, subject to amortization, net of accumulated amortization of $106       614
OTHER ASSETS                                                                     33
                                                                            --------

        Total assets                                                        $15,839
                                                                            ========


LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES:
    Current maturities of long-term debt                                    $   960
    Accounts payable                                                            539
    Accrued expenses and other current liabilities                              890
                                                                            --------

        Total current liabilities                                             2,389

LONG-TERM DEBT, net of current maturities                                     2,505

MINORITY INTEREST                                                             1,755

STOCKHOLDERS EQUITY:
    Common stock, $.01 par value, 25,000,000 shares authorized;
      5,312,468 shares issued and outstanding                                    53
    Preferred stock, par value $.01; 10,000,000 shares authorized;
      none issued and outstanding                                                --
    Additional paid-in capital                                                8,482
    Retained earnings                                                           655
                                                                            --------

        Total stockholders equity                                             9,190
                                                                            --------

        Total liabilities and stockholders equity                           $15,839
                                                                            ========

See Notes to Consolidated Financial Statements.

                                          3

                           SPECTRUM LABORATORIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              THREE MONTHS ENDED MARCH 28, 2003 AND MARCH 30, 2002
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                              2003       2002
                                                             -------    -------

NET SALES                                                    $3,458     $3,254

COSTS AND EXPENSES
    Cost of sales                                             1,794      1,797
    Selling, general and administrative                       1,055        962
    Research and development                                    206        163
    Other expense, primarily interest                            36         27
                                                             -------    -------

        Total costs and expenses                              3,091      2,949
                                                             -------    -------

Income before provision for income taxes                        367        305

Provision for income taxes                                      110        121
                                                             -------    -------

        Net income                                           $  257     $  184
                                                             =======    =======

Earnings per share:
    Basic                                                    $ 0.05     $ 0.03
                                                             =======    =======

    Diluted                                                  $ 0.05     $ 0.03
                                                             =======    =======


Weighted average shares outstanding:
    Basic                                                     5,312      5,312
                                                             =======    =======

    Diluted                                                   5,373      5,442
                                                             =======    =======


See Notes to Consolidated Financial Statements.

                           SPECTRUM LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              THREE MONTHS ENDED MARCH 29, 2003 AND MARCH 30, 2002
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                               2003       2002
                                                             --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                               $   257    $   184
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                              187        161
      Noncash compensation                                         3          7
      Change in working capital components:
        (Increase) in accounts receivable                       (187)      (224)
        (Increase) Decrease in inventories                       (59)        16
        (Increase) in prepaid expenses                           (46)      (101)
        (Increase) in other assets                                --         (1)
        (Decrease) Increase in accounts payable                  (25)       117
        Increase in accrued expenses                             194        182
                                                             --------   --------

        Net cash provided by operating activities                324        341
                                                             --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of equipment and leasehold improvements         (178)       (46)
    Acquisition of patents                                        --       (250)
                                                             --------   --------

        Net cash (used in) investing activities                 (178)      (296)
                                                             --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments of long-term debt                        (223)      (206)
                                                             --------   --------

        Net decrease in cash and cash equivalents                (77)      (161)


CASH AND CASH EQUIVALENTS, beginning of period                 5,109      3,027
                                                             --------   --------

CASH AND CASH EQUIVALENTS, end of period                     $ 5,032    $ 2,866
                                                             ========   ========

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED STATEMENTS

Note 1

Basis of Presentation - The accompanying unaudited financial statements consolidate the accounts of Spectrum Laboratories, Inc. and its subsidiaries, SLI Acquisition Corp., Spectrum Europe B.V. and Spectrum Chromatography (collectively, the Company). All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 29, 2003 and the results of its operations and its cash flows for the three months ended March 29, 2003 and March 30, 2002. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures in the unaudited interim financial statements are adequate to make the information presented not misleading.

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

SFAS No. 123 requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options with vesting restrictions which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated value. The Company's calculations for the options granted were made using the Black-Scholes option-pricing model.

The calculations are based on a single-option valuation approach and forfeitures are recognized as they occur. The following table illustrates the effect on net income and earnings per share had compensation cost for stock-based compensation been determined based on the grant date fair values of awards for the quarters ended March 28, 2003 and March 30, 2002, respectively:

                                                             2003        2002
                                                          ----------  ----------
Net income:
    As reportedd                                          $ 257,000   $ 184,000
      Add total stock-based employee compensation
      expense determined under APB opinion 25,
      net of related tax effects                              3,000       7,000
      (Deduct) total stock-based employee compensation
      expense determined under fair value based for all
      awards, net of related tax benefits                   (16,000)    (19,000)
                                                          ----------  ----------

        Pro forma                                         $ 244,000   $ 172,000
                                                          ==========  ==========

                                                             2003        2002
                                                          ----------  ----------
Basic earnings per share:
    As reported                                           $    0.05   $    0.03
    Pro forma                                             $    0.05   $    0.03
Diluted earnings per share:
    As reported                                           $    0.05   $    0.03
    Pro forma                                             $    0.05   $    0.03


Note 2 - Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or net realizable value and are composed of the following (in thousands):

          Raw materials                                               $   1,081
          Work in process                                                   226
          Finished goods                                                    518
                                                                      ----------
                                                                      $   1,825
                                                                      ==========


Note 3 - Earnings per Share

Basic earnings per share is computed by dividing the net income attributable to the common stockholders by the weighted average number of common shares outstanding during the period. There is no adjustment in the net income attributable to common stockholders. Diluted earnings per share reflect the potential dilution that could occur from common shares issuable through stock options (60,621 and 129,811 shares in the fiscal 2003 and fiscal 2002 periods, respectively).

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

At December 28, 2002, the Company had approximately $6.2 million in net operating loss carryforwards for federal income tax purposes available to offset future taxable income. Certain of these loss carryforwards are limited to approximately $298,000 annually. Any unused net operating loss is carried forward. As a result of the limitation discussed above, it is probable that approximately $4.5 million of the Company's net operating loss will expire without utilization. Loss carryforwards for tax purposes expire in amounts and by fiscal year as follows: 2004 $1,046,000; 2005 $2,836,000; 2006 $1,820,000;
2007 $274,000; 2010 $40,000; 2012 $114,000 and 2018 $85,000.

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

Revenue by product group is as follows (in thousands):

                                                             2003        2002
                                                          ----------  ----------

Laboratory products                                           3,038       2,914
Operating room disposable products                              420         340
                                                          ----------  ----------

                                                          $   3,458   $   3,254
                                                          ==========  ==========

Note 5 - Option Plan

The Company had two options plans referred to as the 1995 Option Plan and the 2000 Option Plan with 200,000 and 300,000 shares of common stock, respectively reserved for option grants to key employees, directors and consultants. In July 2002, the shareholders' approved merging the 1995 Option Plan and the 2000 Option Plan into one plan to be referred to as the 2000 Option Plan (the "2000 Option Plan"). In addition, shareholders approved the number of shares available to grant under the 2000 Option Plan by 100,000 to a total of 600,000. As of March 29, 2003, there were 436,300 options outstanding under the 2000 Option Plan. There were no grants or cancellations of options during the quarter ended March 29, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements of Spectrum Laboratories, Inc. and Notes thereto contained elsewhere within this Report on Form 10-QSB. Except for the historical information contained herein, the following discussion may contain forward-looking statements that involve risks and uncertainties. The actual future results of the Company could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and those factors discussed in the Company's Form 10-KSB for the year ended December 28, 2002 as filed with the Securities and Exchange Commission and, from time to time, in the Company's other reports on file with the Commission.

Results of Operations
Sales
Sales for the first quarter ended March 29, 2003 increased $204,000 (6.3%) compared to the first quarter of 2002. From a product group perspective sales for laboratory products increased $124,000 (4.3%) while sales at the operating room disposable ("ORD") product group were $80,000 (23.5%) ahead of first quarter 2002.

The increase in sales for the ORD group related primarily to one key customer whose sales were up significantly over prior year although prior year sales were also lower than the typical quarter. The increase in laboratory products sales was fairly broad based although direct to user sales for process type products were up $62,000 (42%).

Gross Margin
Gross Margin for the first quarter of 2003 was $1,664,000 (48.1%) versus the first quarter of 2002 of $1,457,000 (44.8%). The increase in gross margin percentage was due to both product and customer mix. Gross margin also benefited from the positive impact of the increase of the Euro exchange rate.

Selling, General & Administrative and Research & Developmental Expenses ("Expenses")
Expenses for the first quarter of 2003 were $1,261,000, an increase of $136,000 (12.1%) from the first quarter of 2002. The increase in expenditures was principally attributable to an $80,000 charitable contribution the Company made in the first quarter. In addition, the Company continues to issue its BioProcessor newsletter to its customers. The most recent issued BioProcessor in the first quarter of 2003, the cost of sales of catalogs and The ABCs of Filtration book distributed during the quarter resulted in advertising expenditures increasing by $73,000 for the first quarter of 2003 versus the same period of 2002. These increases in expenditures were partially offset by reduced consulting fees of $27,000 and reduction in the provision for bad debts of $11,000.

Income before Taxes
The net of the above resulted in income before taxes in the first quarter of 2003 of $367,000, an increase of $62,000 (20.3%) over the first quarter of 2002. Considering the historical utilization and availability of tax credits which are anticipated for the current fiscal year, management believes an effective tax rate of 30% to be appropriate.

Liquidity and Capital Resources

During the first quarter of 2003, the Company generated approximately $324,000 of cash from operating activities. Cash utilized for working capital requirements totaled $123,000 as the increase in accounts receivable, inventory and prepaids of $292,000 exceeded the net increase in accounts payable/accrued expenses of $169,000.

The cash from operating activities was then offset by $223,000 in bank loan payments and $178,000 for the acquisition of equipment. This resulted in a net decrease in cash for the period of approximately $77,000 to a cash and cash equivalent balance at March 29, 2003 of $5,032,000.

As noted in prior reports, the Company had committed $105,000 in the fourth quarter of 2002 for a license relating to new software in order to operate its business more efficiently. This amount has now been expended as of March 29, 2003, and the actual software implementation is now in process with an anticipated conversion date of June 30, 2003. The total cost of the software implementation is estimated at $350,000.

The Company is obligated under the terms of various operating lease agreements for manufacturing, warehouse and office facilities. Certain of these leases provide for rent escalation adjustments. Minimum future rental payments under these operating lease agreements for the second and subsequent quarters ending December 28, 2002 and the subsequent years ending December 31 are as follows: second and subsequent quarters 2003 $348,000; 2004 $341,000; and 2005 $184,000
(total $873,000).

The Company's management believes that cash on hand and cash expected to be generated from operations will be sufficient to meet cash requirements for the next twelve months.

Item 3.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this quarterly report on Form 10-QSB (the "Evaluation Date")), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

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

10.7 First amendment, dated July 14, 1999, to the credit agreement, dated December 22, 1998, between the Company and City National Bank (incorporated by reference to Exhibit 10.21 filed with Registrant's report on Form 10-KSB for fiscal year ended January 1, 2000, Commission File No. 0-9478)

10.8 Second amendment, dated July 1, 2000, to the credit agreement, dated December 22, 1998, between the Company and City National Bank (incorporated by reference to Exhibit 10.8 filed with Registrant's report on Form 10-KSB for fiscal year ended December 30, 2000, Commission File No. 0-9478)

10.9 The Registrant's Year 2000 Stock Option Plan (incorporated by reference to Exhibit 10.9 filed with Registrant's report on Form 10-KSB for fiscal year ended December 30, 2000, Commission File No. 0-9478)

10.10 Third amendment, dated January 8, 2001, to the credit agreement, dated December 22, 1998, between the Company and City National Bank (incorporated by reference to Exhibit 10.10 filed with Registrant's report on Form 10-KSB for fiscal year ended December 30, 2000, Commission File No. 0-9478)

10.11 Royalty Agreement, dated June 1, 1976, between Roy T. Eddleman and Spectrum Medical Industries (incorporated by reference to Exhibit 10.11 filed with Registrant's report on Form 10-KSB for fiscal year ended December 30, 2000, Commission File No. 0-9478)

10.12 Fourth amendment, dated December 14, 2001, to the credit agreement, dated December 22, 1998, between the Company and City National Bank (incorporated by reference to Exhibit 10.12 filed with Registrant's report on Form 10-KSB for fiscal year ended December 29, 2001, Commission File No. 0-9478)

10.13 Amended and Restated Credit Agreement, dated December 26, 2002, between the Registrant and City National Bank (incorporated by reference to Exhibit 99.3 filed with Registrant's report on Form 10-QSB for the quarterly period ended September 28, 2002, Commission File No. 0-9478)

16 Letter on change in certifying accountant (incorporated by reference to Exhibit 16 filed with Registrant's report on Form 10-KSB for fiscal year ended January 2, 1999, Commission File No. 0-9478)

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 filed with Registrant's report on Form 10-KSB for fiscal year ended January 2, 1999, Commission File No. 0-9478)

99.1 Certification of Chief Executive Officer of Spectrum Laboratories, Inc. (incorporated by reference to Exhibit 99.1 filed with Registrant's report on Form 10-QSB for the quarterly period ended June 29, 2002, Commission File No. 0-9478)

99.2 Certification of Chief Financial Officer of Spectrum Laboratories, Inc. (incorporated by reference to Exhibit 99.2 filed with Registrant's report on Form 10-QSB for the quarterly period ended June 29, 2002, Commission File No. 0-9478)

99.3 Certification of Chief Financial Officer of Spectrum Laboratories, Inc. (incorporated by reference to Exhibit 99.3 filed with Registrant's report on Form 10-QSB for the quarterly period ended September 28, 2002, Commission File No. 0-9478)

99.4 Certification of Chief Executive Officer of Spectrum Laboratories, Inc. (incorporated by reference to Exhibit 99.4 filed with Registrant's report on Form 10-QSB for the quarterly period ended September 28, 2002, Commission File No. 0-9478)

99.5 Certification of Chief Financial Officer of Spectrum Laboratories, Inc. (incorporated by reference to Exhibit 99.5 filed with Registrant's report on Form 10-KSB for the fiscal year ended December 28, 2002, Commission File No. 0-9478)

99.6 Certification of Chief Executive Officer of Spectrum Laboratories, Inc. (incorporated by reference to Exhibit 99.5 filed with Registrant's report on Form 10-KSB for the fiscal year ended December 28, 2002, Commission File No. 0-9478)

99.7     Certification of Chief Financial Officer of Spectrum Laboratories, Inc.

99.8     Certification of Chief Executive Officer of Spectrum Laboratories, Inc.

         (b) The Company filed no reports on Form 8-K during the quarter ended March 29, 2003.



SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 6, 2003.

SPECTRUM LABORATORIES, INC.
(Registrant)



/s/ F. Jesus Martinez
------------------------------
Signature

F. Jesus Martinez
President




/s/  Brian A. Watts
------------------------------
Signature

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

Dated: May 6, 2003



/s/  Brian A. Watts
------------------------------
Signature

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

Dated: May 6, 2003



/s/  Roy T. Eddleman
-------------------------------
Signature

Roy T. Eddleman
Chief Executive Officer & Chairman