Form 10QSB
period 2003-06-28
SPECTRUM LABORATORIES INC /CA
filed 2003-08-12
CIK 319013

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2003

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

   Number of shares of Common Stock outstanding as of July 31, 2003: 5,312,468

                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

                                 YES [ ] NO [X]

--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----
Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
        Consolidated Balance Sheet as of June 28, 2003                       3
        Consolidated Statements of Income for the Three and Six Months
          Ended June 28, 2003 and June 29, 2002                              4
        Consolidated Statements of Cash Flows for the Six Months Ended
          June 28, 2003                                                      5
        Notes to Consolidated Statements                                     6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                8

Item 3. Controls and Procedures                                             10


Part II - OTHER INFORMATION

Item 1. Legal Proceedings                                                   10
Item 2. Changes in Securities                                               10
Item 3. Defaults Upon Senior Securities                                     10
Item 4. Submission of Matters to a Vote of Security Holders                 10
Item 5. Other Information                                                   10
Item 6. Exhibits and Reports on Form 8-K                                    10
Signature                                                                   11
Certifications Certifications - Chief Financial Officer and
     Chief Executive Officer                                                12

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                             SPECTRUM LABORATORIES, INC.
                              Consolidated Balance Sheet
                                 AS OF JUNE 28, 2003
                       (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE)
                                     (UNAUDITED)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                               $ 4,829
    Accounts receivable                                                       1,606
    Inventories                                                               2,107
    Prepaid expenses                                                            297
    Deferred taxes                                                              528
    Tax refund receivable                                                        62
                                                                            --------

        Total current assets                                                  9,429

EQUIPMENT AND LEASEHOLD IMPROVEMENTS                                          2,875
GOODWILL, not subject to amortization                                         1,122
DEFERRED TAXES                                                                1,424
PATENTS, subject to amortization, net of accumulated amortization of $151       599
OTHER ASSETS                                                                     33
                                                                            --------

        Total assets                                                        $15,482
                                                                            ========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current maturities of long-term debt                                    $   960
    Accounts payable                                                            463
    Accrued expenses and other current liabilities                              684
                                                                            --------

        Total current liabilities                                             2,107

LONG-TERM DEBT, net of current maturities                                     2,265

MINORITY INTEREST                                                             1,755

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value, 25,000,000 shares authorized;
      5,312,468 shares issued and outstanding                                    53
    Preferred stock, par value $.01; 10,000,000 shares authorized;
      none issued and outstanding                                                --
    Additional paid-in capital                                                8,485
    Retained earnings                                                           817
                                                                            --------

        Total stockholders' equity                                            9,355
                                                                            --------

        Total liabilities and stockholders' equity                          $15,482
                                                                            ========

                   See Notes to Consolidated Financial Statements.

                                          3

                                  SPECTRUM LABORATORIES, INC.
                               CONSOLIDATED STATEMENTS OF INCOME
                         (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                          (UNAUDITED)
                                              Three Months Ended         Six Months Ended
                                           ------------------------  ------------------------
                                             June 28,    June 29,     June 28,     June 29,
                                              2003         2002         2003         2002
                                           -----------  -----------  -----------  -----------
NET SALES                                  $    3,327   $    3,338   $    6,785   $    6,592

COSTS AND EXPENSES
    Cost of sales                               1,772        1,818        3,566        3,615
    Selling, general and administrative         1,083        1,065        2,138        2,027
    Research and development                      212          198          418          361
    Other expense, primarily interest              36            3           72           30
                                           -----------  -----------  -----------  -----------

        Total costs and expenses                3,103        3,084        6,194        6,033
                                           -----------  -----------  -----------  -----------

Income before provision for income taxes          224          254          591          559

Provision for income taxes                         62          102          172          223
                                           -----------  -----------  -----------  -----------

        Net income                         $      162   $      152   $      419   $      336
                                           ===========  ===========  ===========  ===========

Earnings per share:
    Basic                                  $     0.03   $     0.03   $     0.08   $     0.06
                                           ===========  ===========  ===========  ===========

    Diluted                                $     0.03   $     0.03   $     0.08   $     0.06
                                           ===========  ===========  ===========  ===========


Weighted average shares outstanding:
    Basic                                       5,312        5,312        5,312        5,312
                                           ===========  ===========  ===========  ===========

    Diluted                                     5,396        5,356        5,384        5,374
                                           ===========  ===========  ===========  ===========


                       See Notes to Consolidated Financial Statements.

                                              4

                           SPECTRUM LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                SIX MONTHS ENDED JUNE 28, 2003 AND JUNE 29, 2002
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                               2003       2002
                                                             --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                               $   419    $   336
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                              376        325
      Noncash compensation                                         6         14
      Change in working capital components:
        Decrease (Increase) in accounts receivable               200       (106)
        (Increase) Decrease in inventories                      (341)        68
        (Increase) in prepaid expenses                           (64)      (133)
        (Decrease) Increase in accounts payable                 (101)       201
        (Decrease) Increase in accrued expenses                  (12)        82
                                                             --------   --------

        NET CASH PROVIDED BY OPERATING ACTIVITIES                483        787
                                                             --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of equipment and leasehold improvements         (300)      (248)
    Acquisition of patents                                        --       (250)
                                                             --------   --------

        NET CASH (USED IN) INVESTING ACTIVITIES                 (300)      (498)
                                                             --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments of long-term debt                        (463)      (395)
                                                             --------   --------

        NET DECREASE IN CASH AND CASH EQUIVALENTS               (280)      (106)


CASH AND CASH EQUIVALENTS, beginning of period                 5,109      3,027
                                                             --------   --------

CASH AND CASH EQUIVALENTS, end of period                     $ 4,829    $ 2,921
                                                             ========   ========

                See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED STATEMENTS

Note 1

Basis of Presentation - The accompanying unaudited financial statements consolidate the accounts of Spectrum Laboratories, Inc. and its subsidiaries, SLI Acquisition Corp., Spectrum Europe B.V. and Spectrum Chromatography (collectively, the Company). All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 28, 2003 and the results of its operations and its cash flows for the six months ended June 28, 2003 and June 29, 2002. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures in the unaudited interim financial statements are adequate to make the information presented not misleading.

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

The calculations are based on a single-option valuation approach and forfeitures are recognized as they occur. The following table illustrates the effect on net income and earnings per share had compensation cost for stock-based compensation been determined based on the grant date fair values of awards for the three and six months ended June 28, 2003 and June 29, 2002, respectively as detailed on the following page:

                                                Three Months Ended             Six Months Ended
                                            ---------------------------   ---------------------------
                                            June 28, 2003 June 29, 2002   June 28, 2003 June 29, 2002
                                            ------------   ------------   ------------   ------------
Net income:
    As reportedd                            $   162,000    $   152,000    $   419,000    $   336,000
      Add total stock-based employee
      compensation expense determined
      under APB opinion 25,
      net of related tax effects                  3,000          7,000          6,000         14,000
      (Deduct) total stock-based employee
      compensation expense determined
      under fair value based for all
      awards, net of related tax benefits       (17,000)       (19,000)       (33,000)       (38,000)
                                            ------------   ------------   ------------   ------------

     Pro forma                              $   148,000    $   140,000    $   392,000    $   312,000
                                            ============   ============   ============   ============

Basic earnings per share:
    As reportedd                            $      0.03    $      0.03    $      0.08    $      0.06
    Pro forma                               $      0.03    $      0.03    $      0.07    $      0.06
Diluted earnings per share:
    As reportedd                            $      0.03    $      0.03    $      0.08    $      0.06
    Pro forma                               $      0.03    $      0.03    $      0.07    $      0.06

Weighted average shares outstanding:
    Basic                                     5,312,000      5,312,000      5,312,000      5,312,000
                                            ============   ============   ============   ============

    Diluted                                   5,396,000      5,356,000      5,384,000      5,374,000
                                            ============   ============   ============   ============


Note 2 - Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or net realizable value and are composed of the following (in thousands):

          Raw materials                                      $ 1,171
          Work in process                                        283
          Finished goods                                         653
                                                             --------

                                                             $ 2,107
                                                             ========

Note 3 - Earnings per Share

Basic earnings per share is computed by dividing the net income attributable to the common stockholders by the weighted average number of common shares outstanding during the period. There is no adjustment in the net income attributable to common stockholders. Diluted earnings per share reflect the potential dilution that could occur from common shares issuable through stock options (83,122 and 71,872 shares in the fiscal year 2003 three and six month periods respectively and 43,178 and 61,330 shares in the fiscal 2002 three and six month periods, respectively).

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

Revenue by product group is as follows (in thousands):

                                         Three Months Ended    Six Months Ended
                                          ------------------  ------------------
                                          June 28,  June 29,  June 28,  June 29,
                                            2003      2002      2003      2002
                                           ------    ------    ------    ------

Laboratory products                         2,904     2,823     5,942     5,737
Operating room disposable products            423       515       843       855
                                           ------    ------    ------    ------

                                           $3,327    $3,338    $6,785    $6,592
                                           ======    ======    ======    ======

Note 5 - Option Plan

The Company had two options plans referred to as the 1995 Option Plan and the 2000 Option Plan with 200,000 and 300,000 shares of common stock, respectively reserved for option grants to key employees, directors and consultants. In July 2002, the shareholders' approved merging the 1995 Option Plan and the 2000 Option Plan into one plan to be referred to as the 2000 Option Plan (the "2000 Option Plan"). In addition, shareholders approved the number of shares available to grant under the 2000 Option Plan by 100,000 to a total of 600,000. As of June 28, 2003, there were 436,300 options outstanding under the 2000 Option Plan. There were no grants or cancellations of options during the six months ended June 28, 2003.

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

Results of Operations

Sales

Sales for the second quarter ended June 28, 2003 (2nd quarter) were marginally lower by $11,000 (0.3%) when compared to the second quarter of 2002. The marginally lower sales was principally due to timing in the Operating Room Disposable segment as reported 2003 2nd quarter sales for this segment decreased $92,000 (18%) from 2nd quarter 2002 although on a year to date basis sales for this segment are only down marginally by $12,000 (1.4%). Consolidated sales for the 6 month period ended June 28, 2003 totaled $6,785,000, an increase of $193,000 (2.9%) when compared to year to date 2002.

Gross Margin

Gross Margin for the 6 month period ended June 28, 2003 was $3,219,000 (47.4%) versus the similar period in 2002 of $2,977,000 (45.2%). The increase in gross margin percentage was due to both product and customer mix. Gross margin also benefited from the positive impact of the increase of the Euro exchange rate considering Spectrum BV inventory purchases are denominated in U.S. dollars.

Selling, General & Administrative and Research & Developmental Expenses ("Expenses")

Expenses for the 2nd quarter of 2003 were $1,295,000, a marginal increase of $32,000 (2.5%) from the 2nd quarter of 2002. Expenses for the 6 month period ended June 28, 2003 were $2,556,000, an increase of $168,000 (7.0%) over the same period in 2002. The increase in expenditures was principally attributable to an $80,000 charitable contribution the Company made in the first quarter as well as a $51,000 increase in depreciation expense reflecting of the additional equipment the Company has acquired. In addition, the Company continues to issue its BioProcessor newsletter to its customers. The Company has issued two BioProcessor newsletters in the first six months of 2003, the related expenditures plus the cost of sales of catalogs and The ABCs of Filtration book distributed during the six month period resulted in advertising expenses increasing by $38,000 (20%) versus 2002.

Income before Taxes

The net of the above resulted in income before taxes in the 2nd quarter of 2003 of $224,000, a decrease of $30,000 (11.8%) over the 2nd quarter of 2002. Income before taxes for the 6 month period ended June 28, 2003 was $591,000 and increase of $32,000 (5.7%) over the same period in 2002. Considering the historical utilization and availability of tax credits which are anticipated for the current fiscal year, management believes an effective tax rate of 30% to be appropriate.

Liquidity and Capital Resources

During the first six months of 2003, the Company generated approximately $483,000 of cash from operating activities. Cash utilized for working capital requirements totaled $318,000 principally related to the increase in inventory of $341,000. The decrease in Accounts Receivable of $200,000 was primarily offset by an increase in Prepaid Expenses and a decrease in Accounts Payable/Accrued Expenses. The increase in inventory principally relates to the Company's efforts to maintain a broader breath of product on hand to respond to customer requests.

The above discussed cash from operating activities was then offset by $463,000 in bank loan payments and $300,000 for the acquisition of equipment. This resulted in a net decrease in cash for the period of approximately $280,000 to a cash balance at June 28, 2003 of $4,829,000.

As noted in prior reports, the Company had committed $105,000 in the fourth quarter of 2002 for a license relating to new software in order to operate its business more efficiently. This amount has now been expended as of June 28, 2003. The Company implemented its new business software immediately after its June 28, 2003 quarter end and thus is now subsequently operating under its new business software. The total cost of the software implementation was estimated at $350,000. Although not all costs have been incurred, preliminary, it appears the implementation costs will approximate budget.

The Company is obligated under the terms of various operating lease agreements for manufacturing, warehouse and office facilities. Certain of these leases provide for rent escalation adjustments. Minimum future rental payments under these operating lease agreements for the third and fourth quarters ending December 28, 2003 and the subsequent years ending December 31 are as follows: third and fourth quarters 2003 $232,000; years ending 2004 $341,000; and 2005 $184,000 (total $757,000).

The Company's management believes that cash on hand and cash expected to be generated from operations will be sufficient to meet cash requirements for the next twelve months.

Item 3.  Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings
          None

Item 2.  Change in Securities and Use of Proceeds
          None

Item 3.  Defaults Upon Senior Securities
          None

Item 4.  Submission of Matters to a Vote of Security Holders
          None

Item 5.  Other Information
          None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

31.1     Certification of Chief Financial Officer of Spectrum Laboratories, Inc.

31.2     Certification of Chief Executive Officer of Spectrum Laboratories, Inc.

32 Certification of Chief Executive Officer and Chief Financial Officer of Spectrum Laboratories, Inc.


         (b) The Company filed no reports on Form 8-K during the quarter ended June 28, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 11, 2003.

SPECTRUM LABORATORIES, INC.
(Registrant)





/s/  F. Jesus Martinez
-----------------------------
Signature

F. Jesus Martinez
President






/s/  Brian A. Watts
-----------------------------
Signature

Brian A. Watts
Chief Financial Officer/Vice President of Finance

Certifications

Chief Financial Officer

I, Brian A. Watts Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Spectrum Laboratories, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors:

         a) All significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Dated: August 11, 2003



/s/  Brian A. Watts
-----------------------------
Signature

Brian A. Watts
Chief Financial Officer/Vice President of Finance

Chief Executive Officer

I, Roy T. Eddleman Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Spectrum Laboratories, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors:

         a) All significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Dated: August 11, 2003



/s/  Roy T. Eddleman
-----------------------------
Signature

Roy T. Eddleman
Chief Executive Officer & Chairman