Form 10QSB
period 2003-09-27
SPECTRUM LABORATORIES INC /CA
filed 2003-11-12
CIK 319013

--------------------------------------------------------------------------------

                        SECURITES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2003

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [_]

Number of shares of Common Stock outstanding as of October 31, 2003: 5,312,468

                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

                               YES [_]   NO [X]

                                                                            Page
                                                                            ----
Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
        Consolidated Balance Sheet as of September 27, 2003                    3
        Consolidated Statements of Income for the Three and Nine months
          Ended September 27, 2003 and September 28, 2002                      4
        Consolidated Statements of Cash Flows for the Nine months Ended
          September 27, 2003                                                   5
        Notes to Consolidated Statements                                       6

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            9

Item 3. Controls and Procedures                                               10


Part II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     10
Item 2. Changes in Securities                                                 10
Item 3. Defaults Upon Senior Securities                                       10
Item 4. Submission of Matters to a Vote of Security Holders                   10
Item 5. Other Information                                                     10
Item 6. Exhibits and Reports on Form 8-K                                      11
Signature                                                                     11
Exhibits Certifications - Chief Executive Officer and Chief Financial
     Officer                                                                  12

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                             SPECTRUM LABORATORIES, INC.
                             Consolidated Balance Sheet
                              AS OF SEPTEMBER 27, 2003
                      (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                     (UNAUDITED)

ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                               $ 4,466
    Accounts receivable                                                       1,623
    Inventories                                                               2,345
    Prepaid expenses                                                            275
    Deferred taxes                                                              528
    Tax refund receivable                                                        62
                                                                            --------

        Total current assets                                                  9,299

EQUIPMENT AND LEASEHOLD IMPROVEMENTS                                          2,844
GOODWILL                                                                      1,122
DEFERRED TAXES                                                                1,424
PATENTS, subject to amortization, net of accumulated amortization of $167       583
OTHER ASSETS                                                                     33
                                                                            --------

        Total assets                                                        $15,305
                                                                            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current maturities of long-term debt                                    $   960
    Accounts payable                                                            868
    Accrued expenses and other current liabilities                              608
                                                                            --------

        Total current liabilities                                             2,436

LONG-TERM DEBT, net of current maturities                                     2,025

MINORITY INTEREST                                                             1,755

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value, 25,000,000 shares authorized;
      5,312,468 shares issued and outstanding                                    53
    Preferred stock, par value $.01; 10,000,000 shares authorized;
      none issued and outstanding                                                --
    Additional paid-in capital                                                8,488
    Retained earnings                                                           548
                                                                            --------

        Total stockholders' equity                                            9,089
                                                                            --------

        Total liabilities and stockholders' equity                          $15,305
                                                                            ========

See Notes to Consolidated Financial Statements.

                                          3

                           SPECTRUM LABORATORIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                         Three Months Ended    Nine Months Ended
                                         -------------------  ------------------
                                         Sept 27,   Sept 28,  Sept 27,  Sept 28,
                                           2003       2002      2003      2002
                                         --------   --------  --------  --------

NET SALES                                $ 2,653    $ 3,176   $ 9,438   $ 9,768

COSTS AND EXPENSES
    Cost of sales                          1,697      1,605     5,263     5,220
    Selling, general and administrative    1,096      1,054     3,234     3,081
    Research and development                 215        178       633       539
    Other expense, primarily interest         22         13        94        43
                                         --------   --------  --------  --------

        Total costs and expenses           3,030      2,850     9,224     8,883
                                         --------   --------  --------  --------

Income (loss) before provision for
    income taxes                            (377)       326       214       885

Provision (benefit) for income taxes        (108)       131        64       354
                                         --------   --------  --------  --------

        Net income (loss)                $  (269)   $   195   $   150   $   531
                                         ========   ========  ========  ========

Earnings (loss) per share:
    Basic                                ($ 0.05)   $  0.04   $  0.03   $  0.10
                                         ========   ========  ========  ========

    Diluted                              ($ 0.05)   $  0.04   $  0.03   $  0.10
                                         ========   ========  ========  ========


Weighted average shares outstanding:
    Basic                                  5,312      5,312     5,312     5,312
                                         ========   ========  ========  ========

    Diluted                                5,312      5,357     5,360     5,368
                                         ========   ========  ========  ========


See Notes to Consolidated Financial Statements.

                           SPECTRUM LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           NINE MONTHS ENDED SEPTEMBER 27, 2003 AND SEPTEMBER 28, 2002
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                               2003       2002
                                                             --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                               $   150    $   531
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                              566        502
      Noncash compensation                                         9         18
      Change in working capital components:
        Decrease in accounts receivable                          183         50
        (Increase) in inventories                               (579)      (201)
        (Increase) in prepaid expenses                           (42)      (227)
        Increase in accounts payable                             304        177
        (Decrease) Increase in accrued expenses                  (88)       296
                                                             --------   --------

        NET CASH PROVIDED BY OPERATING ACTIVITIES                503      1,146
                                                             --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of equipment and leasehold improvements         (443)      (459)
    Acquisition of patents                                        --       (250)
                                                             --------   --------

        NET CASH (USED IN) INVESTING ACTIVITIES                 (443)      (709)
                                                             --------   --------

CASH FLOWS (USED IN) FINANCING ACTIVITIES:
    Principal payments of long-term debt                        (703)      (583)
                                                             --------   --------

        NET DECREASE IN CASH AND CASH EQUIVALENTS               (643)      (146)


CASH AND CASH EQUIVALENTS, beginning of period                 5,109      3,027
                                                             --------   --------

CASH AND CASH EQUIVALENTS, end of period                     $ 4,466    $ 2,881
                                                             ========   ========

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED STATEMENTS

Note 1

Basis of Presentation - The accompanying unaudited financial statements consolidate the accounts of Spectrum Laboratories, Inc. and its subsidiaries, SLI Acquisition Corp., Spectrum Europe B.V. and Spectrum Chromatography (collectively, the Company). All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 27, 2003 and the results of its operations and its cash flows for the nine months ended September 27, 2003 and September 28, 2002. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures in the unaudited interim financial statements are adequate to make the information presented not misleading.

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

The calculations are based on a single-option valuation approach and forfeitures are recognized as they occur. The following table illustrates the effect on net income (loss) and earnings (loss) per share had compensation cost for stock-based compensation been determined based on the grant date fair values of awards for the three and nine months ended September 27, 2003 and September 28, 2002, respectively as detailed on the following page:

                                                Three Months Ended            Nine Months Ended
                                            ---------------------------   ---------------------------
                                            Sept 27, 2003 Sept 28, 2002   Sept 27, 2003 Sept 28, 2002
                                            ------------   ------------   ------------   ------------
Net income (loss):
    As reportedd                            $  (269,000)   $   195,000    $   150,000    $   531,000
      Add total stock-based employee
      compensation expense determined
      under APB opinion 25,
      net of related tax effects                  3,000          4,000          9,000         18,000
      (Deduct) total stock-based employee
      compensation expense determined
      under fair value based for all
      awards, net of related tax benefits       (16,000)       (23,000)       (49,000)       (61,000)
                                            ------------   ------------   ------------   ------------

     Pro forma                              $  (282,000)   $   176,000    $   110,000    $   488,000
                                            ============   ============   ============   ============

Basic earnings (loss) per share:
    As reported                             $     (0.05)   $      0.04    $      0.03    $      0.10
    Pro forma                               $     (0.05)   $      0.03    $      0.02    $      0.09
Diluted earnings (loss) per share:
    As reported                             $     (0.05)   $      0.04    $      0.03    $      0.10
    Pro forma                               $     (0.05)   $      0.03    $      0.02    $      0.09


Weighted average shares outstanding:
    Basic                                     5,312,000      5,312,000      5,312,000      5,312,000
                                            ============   ============   ============   ============

    Diluted                                   5,312,000      5,357,000      5,360,000      5,368,000
                                            ============   ============   ============   ============

Note 2 - Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or net realizable value and are composed of the following (in thousands):

          Raw materials                                              $    1,185
          Work in process                                                   290
          Finished goods                                                    870
                                                                     -----------

                                                                     $    2,345
                                                                     ===========

Note 3 - Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders by the weighted average number of common shares outstanding during the period. There is no adjustment in the net income
(loss) attributable to common stockholders. Diluted earnings per share reflect the potential dilution that could occur from common shares issuable through stock options (0 and 143,743 shares in the fiscal year 2003 three and nine month periods respectively and 44,493 and 55,557 shares in the fiscal 2002 three and nine month periods, respectively). The dilutive effect of 177,922 equivalent shares of stock options was not included for the three months ended September 27, 2003 as the effect was anti dilutive.

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

Revenue by product group is as follows (in thousands):

                                          Three Months Ended   Nine Months Ended
                                          ------------------  ------------------
                                          Sept 27,  Sept 28,  Sept 27,  Sept 28,
                                            2003      2002      2003      2002
                                          --------  --------  --------  --------

Laboratory products                         2,282     2,733     8,224     8,534
Operating room disposable products            371       443     1,214     1,234
                                          --------  --------  --------  --------

                                          $ 2,653   $ 3,176   $ 9,438   $ 9,768
                                          ========  ========  ========  ========

Note 5 - Option Plan

The Company had two options plans referred to as the 1995 Option Plan and the 2000 Option Plan with 200,000 and 300,000 shares of common stock, respectively reserved for option grants to key employees, directors and consultants. In July 2002, the shareholders approved merging the 1995 Option Plan and the 2000 Option Plan into one plan to be referred to as the 2000 Option Plan (the "2000 Option Plan"). In addition, shareholders approved the number of shares available to grant under the 2000 Option Plan by 100,000 to a total of 600,000. As of September 27, 2003, there were 436,300 options outstanding under the 2000 Option Plan. There were no grants or cancellations of options during the nine months ended September 27, 2003.

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

Results of Operations

Sales
-----
Sales for the third quarter ended September 27, 2003 (3rd quarter) were lower by $523,000 (16.5%) when compared to the third quarter of 2002. The decline in sales during the 3rd quarter was principally related to Spectrum's distribution to its Original Equipment Market ("OEM"). During the first six months aggregate sales to OEM were above prior year by approximately $100,000. This was the result of sales to one OEM customer ("Customer A") being ahead of prior year by approximately $400,000 while another significant OEM customer ("Customer B") sales declined by approximately $275,000. Unfortunately, due to timing during the 3rd quarter, Customer A sales were minimal, principally due to a delay in the introduction of their enhanced model. Customer A's enhanced model is in the final stages of validation while Customer B subsequent to quarter end placed an order in excess of $100,000 Spectrum realizes the Original Equipment Market can be cyclical but has and still view's the market as an opportunity for growth.

Gross Margin
------------
Gross margin for the 3 month period ended September 27, 2003 was $956,000 (36.0%) versus the similar period in 2002 of $1,571,000 (49.5%). The decline in gross margin percentage was primarily due to the Company's fixed overhead costs that aggregate to approximately a million dollars per quarter for Spectrum to operate its Rancho Dominguez plant. Considering the sales shortfall noted above, absorption of overhead was at a much lower level creating significant negative cost variances and thereby reducing margin accordingly. Margin was also impacted by a higher than normal scrap rate during the quarter.
Considering the negative impacts on gross margin for the quarter, gross margin year to date was $4,175,000 (44.2%) versus prior year of $4,548,000 (46.6%).

Selling, General & Administrative ("SG&A") and Research & Developmental Expenses ("Expenses") Expenses for the 3rd quarter of 2003 were $1,311,000, an increase of $79,000 (6.4%) from the 3rd quarter of 2002. The increase in Expenses of $79,000 during the 3rd quarter was comprised of an increase in SG&A of $42,000, a 4% increase, and an increase of $37,000 or a 20.8% increase in Research & Development.

Expenses for the 9 month period ended September 27, 2003 were $3,867,000, an increase of $247,000 (6.8%) over the same period in 2002 with $153,000 of the increase related to SG&A and $94,000 attributable to Research & Development. The increase in SG&A expenditures was principally attributable to an $80,000 charitable contribution the Company made in the first quarter as well as a $60,000 increase in depreciation expense reflecting of the additional equipment the Company has acquired. In addition, the Company continues to issue its BioProcessor newsletter to its customers having issued three BioProcessor newsletters in the first nine months of 2003. The related expenditures plus the cost of sales of catalogs and The ABCs of Filtration book distributed during the nine month period resulted in advertising expenses increasing by $50,000 versus 2002.

The increase in Research & Development ("R&D") of $94,000 was principally related to personnel, outside consulting and materials. The increase in R&D is reflective of the Company's current initiatives to expand its breath and depth of product offerings within the bioprocessing industry to be utilized within its recently available PharmFlo System.

Net Income (Loss)
-----------------
Considering the above discussed shortfall in sales and the negative impact on gross margin, the Company incurred a net loss for the 3rd quarter of 2003 of $269,000. On a year to date basis net income was $150,000 versus prior year of $531,000.

Liquidity and Capital Resources
-------------------------------
During the first nine months of 2003, the Company generated approximately $503,000 of cash from operating activities. Cash utilized for working capital requirements totaled $222,000 principally related to the increase in inventory of $579,000. The increase in inventory was partially offset by decreases in accounts receivable of $183,000 and an increase in Accounts Payable of $304,000.

The above discussed cash from operating activities was then offset by $703,000 in bank loan payments and $443,000 for the acquisition of equipment. This resulted in a net decrease in cash for the period of approximately $643,000 to a cash balance at September 27, 2003 of $4,466,000.

The Company is obligated under the terms of various operating lease agreements for manufacturing, warehouse and office facilities. Certain of these leases provide for rent escalation adjustments. Minimum future rental payments under these operating lease agreements for the fourth quarters ending December 28, 2003 and the subsequent years ending December 31 are as follows: fourth quarter 2003 $116,000; years ending 2004 $341,000; and 2005 $184,000 (total $641,000).

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

Item 3.  Defaults Upon Senior Securities
          None

Item 4.  Submission of Matters to a Vote of Security Holders
          None

Item 5.  Other Information
          None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

31 (a)   Certification of Chief Executive Officer of Spectrum Laboratories, Inc.

31 (b)   Certification of Chief Financial Officer of Spectrum Laboratories, Inc.

32 Certification of Chief Executive Officer and Chief Financial Officer of Spectrum Laboratories, Inc.


         (b) The Company filed no reports on Form 8-K during the quarter ended September 27, 2003.





SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 11, 2003.

SPECTRUM LABORATORIES, INC.
(Registrant)





/s/ F. Jesus Martinez
----------------------------
Signature

F. Jesus Martinez
President






/s/ Brian A. Watts
----------------------------
Signature

Brian A. Watts
Chief Financial Officer/Vice President of Finance