Form 10KSB
period 2003-12-27
SPECTRUM LABORATORIES INC /CA
filed 2004-03-26
CIK 319013

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 27, 2003

                           Commission File No. 0-9478

                           SPECTRUM LABORATORIES, INC.
      (Exact Name of small business registrant as specified in its charter)

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

      State issuer's revenues for its most recent fiscal year: $12,544,000

The aggregate market value of voting stock held by nonaffiliates of the registrant is $184,320 as of February 27, 2004, based on the $2.25 per share bid closing price for the Common Stock in the over-the-counter market on such date, representing 81,920 shares held by nonaffiliates.

Number of shares of Common Stock outstanding as of February 27, 2004:  5,312,468

                                TABLE OF CONTENTS
                            FORM 10-KSB ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 27, 2003
                           SPECTRUM LABORATORIES, INC.
Item No.                                                                    Page
--------                                                                    ----

   PART I
   1.      Business  ......................................................   3
   2.      Sales & Distribution  ..........................................   4
   3.      Production & Purchasing  .......................................   4
   4.      Patents Trademarks & Licenses  .................................   4
   5.      Dependence on Single Customer or Product  ......................   5
   6.      Backlog  .......................................................   5
   7.      Competition ....................................................   5
   8.      Compliance with Regulations  ...................................   5
   9.      Research & Development  ........................................   6
   10.     Number of Persons Employed  ....................................   6
   11.     Financial Information About Geographic Areas ...................   6
   12.     Properties  ....................................................   6
   13.     Legal Proceedings  .............................................   6
   14.     Submission of Matters to a Vote of Security Holders ............   7
   15.     Code of Ethics .................................................   7

   PART II
   16.     Market for Common Equity and Related Shareholder Matters  ......   7
   17.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations  ...................................   8
   18.     Financial Statements  ..........................................  10
   19.     Principal Accountant Fees and Disclosures  .....................  10
   20.     Controls and Procedures  .......................................  11

   PART III
   21.     Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act.............  11
   22.     Executive Compensation..........................................  13
   23.     Security Ownership of Certain Beneficial Owners and Management..  14
   24.     Certain Relationships and Related Transactions..................  14
   25.     Exhibits and Reports on Form 8-K................................  15


Certification    Certifications - Chief Financial Officer and
                 Chief Executive Officer ..................................  18

                                     PART I

                           FORWARD LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-KSB (THE REPORT) MAY BE DEEMED TO INCLUDE OR INCORPORATE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 THAT INVOLVE RISK AND UNCERTAINTY, INCLUDING FINANCIAL, BUSINESS ENVIRONMENT AND PROJECTIONS, AS WELL AS STATEMENTS THAT ARE PRECEDED BY, FOLLOWED BY, OR THAT INCLUDE THE WORDS "BELIEVES," "EXPECTS," "ANTICIPATES," "SHOULD" OR SIMILAR EXPRESSIONS, AND OTHER STATEMENTS CONTAINED HEREIN REGARDING MATTERS THAT ARE NOT HISTORICAL FACTS. ADDITIONALLY, THE REPORT CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO FUTURE PERFORMANCE, GOALS, STRATEGIC ACTIONS AND INITIATIVES AND SIMILAR INTENTIONS AND BELIEFS, INTENTIONS AND THE LIKE REGARDING FUTURE SALES, EARNINGS, RETURN ON EQUITY, SHARE REPURCHASES, CAPITAL EXPENDITURES AND OTHER MATTERS. THESE STATEMENTS INVOLVE ASSUMPTIONS REGARDING THE COMPANY'S OPERATIONS, INVESTMENTS, ACQUISITIONS AND CONDITIONS IN THE MARKETS THE COMPANY SERVES. ALTHOUGH THE COMPANY BELIEVES ITS EXPECTATIONS ARE BASED ON REASONABLE ASSUMPTIONS, SUCH STATEMENTS ARE SUBJECT TO RISK AND UNCERTAINTIES, INCLUDING, AMONG OTHERS, CERTAIN ECONOMIC, POLITICAL AND TECHNOLOGICAL FACTORS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE STATED OR IMPLIED IN THE REPORT, DUE TO, BUT NOT LIMITED TO, SUCH FACTORS AS (1) CHANGES IN PRICING AND THE COMPETITIVE ENVIRONMENT, (2) OTHER CHANGES IN THE BUSINESS ENVIRONMENT IN WHICH THE COMPANY OPERATES, (3) CHANGES IN RESEARCH FUNDING, (4) UNCERTAINTIES SURROUNDING GOVERNMENT HEALTHCARE REFORM, (5) GOVERNMENT REGULATIONS APPLICABLE TO THE BUSINESS, (6) THE IMPACT OF FLUCTUATIONS IN INTEREST RATES AND FOREIGN CURRENCY EXCHANGE RATES, (7) THE EFFECTIVENESS OF THE COMPANY'S FURTHER IMPLEMENTATION OF ITS SOFTWARE SYSTEMS,
(8) THE ABILITY TO RETAIN CUSTOMERS, SUPPLIERS AND EMPLOYEES (9) CHANGES IN WORLDWIDE TAX RATES OR TAX BENEFITS FROM INTERNATIONAL OPERATIONS.

1.  BUSINESS

GENERAL
Spectrum Laboratories, Inc. (the Company or Spectrum) a Delaware Corporation was originally incorporated under the laws of the state of California in June 1980 as Immutron, Inc. In November 1982 the company changed its name to Spectrum Laboratories, Inc. The company reincorporated in Delaware in September 1998. The Company's principal executive offices are located at 18617 Broadwick Street, Rancho Dominguez, California 90220.

PRODUCT GROUPS
The Company consists of three product groups, Bioprocessing, scaled from laboratory bench top to manufacturing of diagnostics and pharmaceuticals, Original Equipment Manufacturing (OEM) and Operating Room Disposables which define the company's approach to serving customers.

The Bioprocessing unit sells membranes, membrane devices and other products used by customers at universities, government institutions, non-profit organizations, pharmaceutical, diagnostic and biotechnology companies. These products are originally used for life science research and high technology applications with some applications growing into GMP (Good Manufacturing Practices) for diagnostics and pharmaceuticals. The Original Equipment Manufacturing (OEM) unit supplies separations devices to companies developing proprietary products for Cell Therapy, Cell Expansion, Implants and Molecular/ Micro filtration for in vivo and ex-vivo applications.

The Disposable Operating Room unit sells orthopedic and arthroscopic drapes, sterile microscope covers, tissue carriers and other disposables to hospital and clinic operating rooms.

STATUS OF PRODUCTS
Due to continuing developments in life science, high technology and other scientific research, there can be no assurance of a continuing market for each of the Company's products; however, through on going reviews of technical literature, along with regular communications with customers, the Company's goal is to keep abreast of the trends in separations techniques. This information along with its own research technology, determines the Company's development of improved and new products.

Customers and potential customers, wherever located, are encouraged to communicate by telephone (via WATS) or via the website on the World Wide Web (spectrumlabs.com) for technical staff consultation or for placing orders, Shipments are made five days a week from four locations. The company strives to ship its products to customers in timely and acceptable fashion. It maintains inventory levels which it believes to be appropriate to maintain this policy.

2. SALES & DISTRIBUTION

During 2003, 2,711 products were sold to over 950 direct user accounts and 140 dealer accounts with end users including hospitals, universities, pharmaceutical, industrial, diagnostics and biotechnology companies and commercial laboratories as well as non-profit organizations and governmental institutions. Small orders in laboratory quantities averaging approximately $250 accounted for 20% of the Company's sales. The Company's larger-scale quantities for use in manufacturing accounted for 80% of sales in 2003.

3.  PRODUCTION & PURCHASING

The Company has a membrane production facility in Rancho Dominguez, Operating Room Disposables are produced in Dallas and Chromatography instruments and columns are produced in Houston.

The Company manufactures greater than 90% of its products, which represented over 95% of the sales in 2003. Products not manufactured by the Company are purchased to its specifications from numerous manufacturing sources.

None of the Company suppliers accounted for more than 10% of the Company purchases in 2003. The Company has generally been able to obtain adequate supplies of products and materials to meet its needs. No assurance can be given that additional or other shortages not will occur in the future.

Whether a product is produced by the Company or purchased from outside suppliers, it is subjected to quality control procedures, including the verification of porosity and with certain products, the complete validation for GMP, FDA, CE and ISO 2001 compliance, prior to final packaging. Quality control is performed by a staff of technicians utilizing calibrated equipment.

4.  PATENTS, TRADEMARKS & LICENSES

The Company holds approximately 47 granted or pending patents and has 3 licensing agreements. The Company's significant trademarks are brand names KrosFlo, SpectraPor, Cellmax and SpectraChrom. The brands are marketed worldwide. Their related registered logos, and the significant trademarks, which have various expiration dates, are expected to be renewed indefinitely.

The Company is aware of the desirability for patent and trademark protection for its products. The Company believes other than its brand names no single patent, license, trademark (or related group of patents and licenses, or trademarks) is material in relation to its business as a whole.

In addition to patents, the Company relies on trade secrets and proprietary know-how. The Company seeks protection of these trade secrets and proprietary know-how, in part through confidentiality and proprietary information agreements. The Company makes efforts to require its employees, directors, consultants and advisors, outside scientific collaborators and sponsored researchers, other advisors and other individuals and entities to execute confidentiality agreements upon the start of employment, consulting or other contractual relationships with the Company. These agreements provide that all confidential information developed or made known to the individual or entity during the course of the relationship is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees and some other parties, the agreements provide that all inventions conceived by the individual will be the Company's exclusive property. These agreements may not provide meaningful protection for or adequate remedies to protect the Company's technology in the event of unauthorized use or disclosure of information. Furthermore, the Company's trade secrets may otherwise become known to, or be independently developed by, its competitors.

5. DEPENDENCE ON A SINGLE CUSTOMER OR PRODUCT

The Company does not believe that its business would be adversely affected by the loss of any individual customer or small group of customers. During the 2003 and 2002 fiscal years, two distributors individually accounted for 10% or more of the Company's total sales which were both approximately 13% in fiscal 2003 and 14% in fiscal 2002. No individual product accounted for 10% or more of sales in either fiscal 2003 or 2002.

6. BACKLOG

As of December 27, 2003 the Company had a backlog of open orders of approximately $354,000 and $958,000 in orders from customers requesting items to be shipped during fiscal 2004.

7. COMPETITION

Substantial competition exists in all of the Company's marketing and production areas. Although no comprehensive statistics are available, the Company believes it is a major supplier of certain disposable Bioprocessing products. While the Company generally offers thousands of membranes and membrane modules in stock and analyzes many of its products, some of the Company's products are unusual and have relatively little demand. There are many competitors who offer competitive products.

In all product areas the Company competes primarily on the basis of customer service, products quality and price. The Company markets its products through its three business units; Bioprocessing, OEM and Operating Room Disposables. The Company has over 10,000 catalogs in the marketplace in 2003 for the Spectrum brands with customers and potential customers throughout the world. These catalogs are supplemented with advertisements in chemical and other scientific journals, though the use of mailing of special products brochures, personal visits by sales and technical representatives with customers and through its web site.

8. COMPLIANCE WITH REGULATIONS

The Company engages principally in the business of selling products which are not foods or food additives, drugs or cosmetics within the meaning of the federal Food, Drug and Cosmetic Act, as amended the "FDC Act").

The Company believes that it is in compliance in all material respects with federal, state and local regulations relating to the manufacture, sale and distribution of its products. The following are brief summaries of some of the federal law and regulations which may have an impact on the Company's business. These summaries are only illustrative of the extensive regulatory requirements of the federal, state and local governments and are not intended to provide the specific details of each law or regulation.

The Food and Drug Administration (FDA) and the California Food and Drug Bureau
(CFDB) regulate the manufacture and quality control procedures of certain of the Company's products. Compliance with FDA and CFDB regulations is a significant expense but the Company believes that such expenses are costs of doing business in the industry and that the Company's expenses are similar to those of other companies in the business.

The Clean Air Act (CAA), as amended, and the regulations promulgated there under, regulates the emission of harmful pollutants into the waters of the United States. Federal or state regulatory agencies may require companies to acquire permits, perform monitoring and install control equipment for certain pollutants.

The Clean Water Act (CWA), as amended, and the regulations promulgated there under, regulate the discharge of harmful pollutants into the waters of the United States. Federal or state regulatory agencies may require companies to acquire permits, perform monitoring and treat waste water before discharge to the waters of the Unites States or a Publicly Owned Treatment Works (POTW).

The Occupational Safety and Health Act of 1970 (OSHA), including the Hazard Communication Standard ("right to Know"), and the regulations promulgated there under, require the labeling of hazard substance containers, the supplying of Material Safety Data Sheets ("MSDS") on hazards products to customers and hazards substances to which an employee may be exposed in the workplace, the training of employees in the handling of hazardous substances and the use of the MSDS, along with other health and safety programs.

9.  RESEARCH AND DEVELOPMENT

The Company incurred research and product development expenses of approximately $868,000 in 2003 and $754,000 in 2002. Research and product development functions are particularly important for the Company's future growth.

10.  NUMBER OF PERSONS EMPLOYED

The Company has 121 employees as of December 27, 2003 of which 6 were part time employees. The total number employed in the United States was 117 with the remaining 4 employed by the Company's foreign subsidiary. The Company's direct employs and consultants have degrees in chemistry, biotechnology, engineering or other scientific disciplines, including approximately 7 with their doctorate degree.

11. FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

In the years ended December 27, 2003, approximately 24% of the Company's sales were customers outside the United States. The sales were made directly by the Company, through distributors and by a subsidiary located in the Netherlands.

For sales with final destinations in an international market, the Company uses Extraterritorial Income Exclusion (EIE), which provides certain Federal income tax advantages. The effect of the tax rules governing the EIE is to lower the effective Federal income tax rate on export income. The EIE resulting from the Company's U.S. export sales replaced the benefit previously provided by the Company's Foreign Corporation (FSC).

The Company's international operations and United States export sales are subject to certain risks such as changes in the legal and regulatory policies of foreign jurisdictions, local political and economic developments, currency fluctuations, exchange controls, changes in tariff restrictions, royalty and tax increases, export and import restrictions and restrictive regulations of foreign governments, among other factors inherent in these operations. The Company is unable to predict the extent to which its business may be affected in the future by these matters.

12.  PROPERTIES

The Company's executive offices are located at 18617 Broadwick Street, Rancho Dominguez, California. All facilities used by the Company are leased, in good condition and are adequate for the Company's present operating requirements. Production and administrative facilities are located in California and Texas. The Company has a sales and distribution facility in The Netherlands. The Company expects to continue to expand its production and distribution capabilities in selected markets. The Company now uses about 30% of its manufacturing capacity and expects to increase the utilization of its facilities in the future. Information regarding the Company's major facilities is as follows:

                                                                      Lease         Monthly
      Location                  Principal Usage       Sq. Feet     Term. Date        Rental
--------------------------      ---------------       ---------    ----------      ---------
Rancho Dominguez, CA            Administration
                                and Manufacturing     55,000           7/05        $  27,750
Dallas, TX                      Manufacturing         20,000          12/06            5,833
Houston, TX                     Manufacturing          9,975           8/06            4,239
Breda, The Netherlands          Sales                  1,400          12/05            2,423


13. LEGAL PROCEEDINGS

The Company is not aware of any pending litigation and has no litigation currently outstanding.

14. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the stockholders for a vote during fiscal 2003.

15. CODE OF ETHICS

The Board of Directors adopted a Code of Business Conduct and Ethics (Code of Ethics) at its most recent meeting on February 12, 2004. The Code of Ethics stresses all employees, but especially the CEO, CFO and Senior Financial Officers are to act with honesty & integrity, comply with rules and regulations of all governing bodies and provide information that is accurate, complete, relevant, timely and understandable in all reporting aspects.


                                     PART II

16.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's Common Stock is currently traded on the over-the-counter market with trading prices, symbol SPTM quoted in the Over the Counter (OTC) Bulletin Board.

The following table sets forth the high and low market prices for the last two years. The quotations shown represent inter-dealer prices without adjustment for retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

                2003                             High              Low
                ----
                First Quarter                 $  1.55           $  0.55
                Second Quarter                   2.95              0.80
                Third Quarter                    2.60              2.15
                Fourth Quarter                   3.00              1.60

                2002
                ----
                First Quarter                 $  3.05           $  1.30
                Second Quarter                   2.50              1.25
                Third Quarter                    3.00              1.05
                Fourth Quarter                   1.05              0.55

No dividends have been declared or paid by the Company since inception. Additionally, the Company's financing agreement with the bank prohibits the payment of dividends without the bank's approval. The Company intends to employ all available funds for development of its business and, accordingly, does not intend to pay cash dividends in the foreseeable future.

As of December 27, 2003, the number of holders of record of the Company's Common Stock was 446.


                                 Equity Compensation Plan Information
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                             Number of securities
                                                                                                             remaining available for
                                                                                                             future issuance under
                                        Number of securities to be                                           equity compensation
                                        issued upon exercise of            Weighted -average exercise        plans (excluding
                                        outstanding options, warrants      price of outstanding options,     securities reflected in
Plan category                           and rights                         warrants and rights               column (a))
------------------------------------------------------------------------------------------------------------------------------------
Equity compenensation plans
approved by security holders                 433,100                               $1.90                           166,900
------------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders                 265,624                               $1.20                               *
------------------------------------------------------------------------------------------------------------------------------------
Total                                        698,724
--------------------------------------------------------------------------------

* Incentive plan with Company's President & COO, includes anti-dilution rights to maintain 5% stock ownership.


17. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to the Company and its majority-owned subsidiaries, SLI Acquisition Corp. (SLIAC), Spectrum Europe B.V. (Spectrum B.V.) and Spectrum Chromatography, Inc. (Chromatography).

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Determining Impairment on Long-lived Assets - The Company recognizes impairment losses for long-lived assets used in operations when indicators of impairment are present and the future undiscounted cash flows are not sufficient to recover the assets' carrying amount. Management believes there has been no impairment of the value of such assets. The analysis of indicators of impairment and future cash flows are estimates made by management.

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

Estimates & Reserves - The Company's principal reserves relate to accounts receivable and inventory. A detailed review of these reserves is done annually with a general review quarterly. Based on the most recent annual review the Company believes these reserve are adequate and the amounts consistent with prior year's level.

A significant estimate is made in the annual impairment testing of goodwill. Changes in management's estimate of fair value of the Company could result in future impairment charges.

RESULTS OF OPERATIONS - FISCAL YEAR 2003 COMPARED TO FISCAL YEAR 2002

Consolidated sales of $12,544,000 were below prior year by $702,000 (5.3%). From a product group perspective, OEM sales were short of prior year by $458,000 (18.1%), Bioprocessing/laboratory products were $127,000 (1.4%) below prior year while Operating Room Disposable products ("OR") sales under performed prior year by $117,000 (6.7%). The decline in OEM revenues principally related to a decline in orders from 2 significant accounts in 2003 offset by a significant increase in a current OEM account. Spectrum anticipates the OEM account that provided the significant increase in 2003 will continue to order at the same level in 2004 while one of the accounts that suffered a significant decrease will reverse in 2004 as this account placed an order for $1.250 million in January of 2004 to be shipped through the months of September 2004. The decrease in Bioprocessing/laboratory products related principally to a decline in sales to the Company's two major distributors of $356,000 (9.7%). The short fall in OR sales principally related to one customer who was acquired by a company that purchases from a competitor. From a geographical perspective the principal sales decline were U.S., as domestic sales decreased by $821,000 (7.9%). Within the Bioprocessing/laboratory product group, the process type products did benefit from a sales increase in excess of 10%. Management anticipates process type products within the Bioprocessing/laboratory group will be the predominant source of the Company's future growth.

Cost of sales decreased by $238,000 (3.4%), versus the above discussed sales decline of 5.3%, resulting in gross margin percent of 45.8% versus 2002 gross margin percentage of 46.9%. The decline in margin principally relates to the Company's two main production facilities and lower absorption of overhead costs. Actual production related costs at the two main production facilities were $4.7 million in 2003, an increase of $200,000 (4.5%) over 2002.

Research and development expenses in 2003 were $868,000, an increase of $114,000 (15.1%) over 2002. The increase principally relates to engineering consulting and salaries as the Company attempts to expand the depth and breadth of its product offerings.

Selling, general and administrative expenses (SG&A) were approximately $4.4 million an increase of $210,000 (5.0%) over prior year. The increase in SG&A expenses principally related to advertising related expenditures with an increase of $95,000 (27%). The increase in advertising principally related to issuing 3 BioProcessor newsletters in 2003 versus 1 newsletter being issued in 2002. In addition general advertising and trade show expenditures also increased as the Company attempted to gain greater exposure. The remaining increase in SG&A expenditures was broad based with no one item of particular significance.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2003, the Company generated approximately $210,000 of cash from operating activities. Net working capital requirements in 2003 totaled $900,000 principally due to an increase in inventory. The increase in the inventory principally reflects an increase in raw materials, specifically new membranes related to a number of new products the Company anticipates will be available in June of 2004. The products will be available with a broader range in the type of membrane polymers, molecular weight cut-offs, pore sizes and tubular diameters. The new product offerings will include: disposable Steam-in-Place cartridges, disposable large-size SuperFlo production modules, EZ-Flex sterile, disposable tubing set/modules combinations, the PharmFlo pilot production system plus large scale Process Systems for pharmaceutical production. The Company is positioned to offer turn-key Process Systems ranging from bench top testing to full scale production.

The Company expended $539,000 on fixed assets. Included in fixed asset additions were tooling costs of $146,000 principally related to molds associated with the Company's 2004 new product offerings as noted above. In addition the Company in 2003 incurred approximately $259,000 associated with the implementation and applicable hardware requirements of the Company's new computer system..

The bank credit agreement does restrict the use of the cash proceeds to certain purposes as defined in the agreement. The credit agreement prohibits the payment of cash dividends without prior bank approval. The Company was in violation of one covenant at December 27, 2003 that related to cash flow to debt coverage and the Company received a covenant waiver from its bank.

In December of 2001 Spectrum entered into a specific research, licensing, manufacturing and supply agreements (the "Agreements") with an unrelated company, now known as Arbios Systems, Inc. ("Arbios"). These Agreements, among other aspects, resulted in Spectrum being granted 362,669 shares of Arbios. Arbios became a public company on October 30, 2003 and trades on the Pink Sheets electronic trading system under the symbol of ABOS.PK. Arbios has subsequently been listed on the OTC Bulleting Board under the symbol of ABOS.OB. Arbios is an early-stage biomedical device company engaged in the discovery, acquisition and development of proprietary liver assist devices and new technologies useful in the diagnosis and treatment of acute liver failure. In compliance with FAS115 based on the listed trade price of $2.50 per share Spectrum has allocated $907,000 as the fair market value reflecting this amount as comprehensive income on its balance sheet. Spectrum has classified this amount as a non current asset as it realizes there have been limited trades in Arbios and the potential to sell the stock may be limited. In addition Arbios being an early stage developmental company this investment may be subject to significant adjustments.

The Company's management believes that cash on hand plus cash anticipated to be generated from operations will be sufficient to meet the Company's cash requirements for 2004.


18.  FINANCIAL STATEMENTS

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

19.  PRINCIPAL ACCOUNTANT FEES AND DISCLOSURES

Aggregate fees for professional services rendered for us by McGladrey & Pullen LLP and its affiliated entity, RSM McGladrey, Inc., for the years ended December 27, 2003 and December 28, 2002 were as follows:

Sevices Provided                             2003            2002
                                    --------------------------------
Audit Fees                                $ 104,440       $  87,000
Tax Fees                                     52,950          55,675
                                    --------------------------------
                                          $ 157,390       $ 142,675
                                    --------------------------------


AUDIT FEES

The aggregate fees billed for the years ended December 27, 2003 and December 28, 2002 were for the audits of our financial statements and review of our interim financial statements included in our annual and quarterly reports.

AUDIT RELATED FEES

There were no fees billed for the years ended December 27, 2003 and December 28, 2002 were for the audit or review of our financial statements that are not reported under Audit Fees.

TAX FEES

The aggregate fees billed for the years ended December 27, 2003 and December 28, 2002 were for professional services for tax compliance, tax advice and tax planning. These services include preparation of original tax returns and advice regarding our international operations.

ALL OTHER FEES

There were no All Other Fees billed for the years ended December 27, 2003 and December 28, 2002.

20.  CONTROLS AND PROCEDURES

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

                                    PART III

21. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors
---------

Named below are directors serving until an Annual Meeting of Shareholders and until their respective successors are elected and qualified.


Name                               Age      Director Since       Position
----                               ---      --------------       --------
Roy T. Eddleman                     64      July 30, 1982        Chairman, CEO & Director

Walter J. Lack, J.D.                56      January 2, 1999      Secretary & Director

Thomas V. Girardi, J.D.             64      January 2, 1999      Director

Jay Henis, Ph.D.                    65      January 2, 1999      Director

Jack Whitescarver, Ph.D.            66      April 1, 1985        Director


Executive Officers of The Company
---------------------------------
Roy T. Eddleman                     64      July 30, 1982        Chairman & CEO

F. Jesus Martinez                   64          ----             President & COO

William R. Martin                   48          ----             Vice President Manufacturing

Roy Vallie                          55          ----             Vice President Sales

Brian A. Watts                      56          ----             CFO - Vice President Finance

Business Experience of Directors and Executive Officers
-------------------------------------------------------

Roy T. Eddleman was elected Chairman of the Board and Chief Executive Officer of the Company on July 30, 1982. Mr. Eddleman has been engaged primarily as a private investor and entrepreneur for more than twenty years.

Walter Lack has been employed as an attorney in private practice for over twenty years. He is also a Director of HCCH Holdings, Inc., Microvision, Inc. and Supergen, Inc. Mr. Lack also serves as Chairman of the Audit Committee.

Thomas Girardi has been employed as an attorney in private practice for over twenty years. Mr. Girardi also serves on the Company's Audit Committee.

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

Roy Vallie joined Spectrum in September of 2003 as Vice President of Sales & Marketing and has over 20 years in the biomedical and biopharmaceutical industry. Most recently he was V.P. of Sales & Business Development for DeWalch Life Technologies. Prior to this position Mr. Vallie was VP of Sales & Marketing Brinkman, an Eppendorf Company. Mr. Vallie is a graduate of Brigham Young University.

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

The Company sponsors no pension, retirement, annuity, savings or similar benefit plans that it was required to fund in 2003. The Company does sponsor an employee only contributory 401K Plan. Directors are not compensated for their services on the Company's Board of Directors.

Audit Committee
---------------
Spectrum has a separately-designated audit committee chaired by Mr. Lack. Mr. Girardi is also a member of the audit committee.

22.  EXECUTIVE COMPENSATION

The following table sets forth the annual compensation paid and accrued by the Company during its last three fiscal years to executive officers who were paid in excess of $100,000 including cash and issuance of securities:

                              ANNUAL COMPENSATION                      LONG TERM COMPENSATION
                            -------------------------------------  ------------------------------------------
                                                                     RESTRICTED         STOCK OPTIONS #            ALL
    Name and Position          Year      Salary         Bonus       STOCK AWARDS     OPTIONS         LTIP       OTHER (1)
--------------------------  --------  -------------  ------------  ------------------------------------------   -----------
Roy T. Eddleman              2003         $160,000      $162,500                                                   311,617
Chief Executive Officer      2002          160,000       140,000                                                   324,848
                             2001          160,000       100,000                                                   321,490

F. Jesus Martinez            2003          145,000
President                    2002          145,000        35,000                       25    (2)
                             2000          145,000        36,000

Brian A. Watts               2003          120,000
Chief Financial Officer      2002          120,000        30,000                     200,000 (3)


(1)      Royalties based are at 7% on sales of certain products.
(2) Represents all stock option grants during fiscal 2001. The exercise price of these options is $1.20/share and they expire in May 2011.
(3)      Refer to table on next page regarding option grants.

The following table sets forth information relating to stock options held by the Company's executive officers as of December 27, 2003:

                                               Number of Securities Underlying                  Value of Unexercised
                                                    Unexercised Options                         In-the-Money Options
                                           -------------------------------------   ---------------------------------------
                      Name                       Exercisable/Unexercisable                    Exercisable/Unexercisable
----------------------------------------   -------------------------------------   ---------------------------------------
F. Jesus Martinez                                        265,624/0                                   $319,000/$0
President

Brian A. Watts                                        49,166/150,834                               $75,224/$230,776
Chief Financial Officier

William R. Martin                                      6,146/18,854                                 $9,403/$28,847
Vice President of Manufacturing

                                            Option/SAR Grants in 2003
------------------------------------------------------------------------------------------------------------------
                                                 Individual Grants
------------------------------------------------------------------------------------------------------------------
                                    Number of Securities      % of Total
                                         Underlying          Options/SARs
                                        Options/SARs      Granted to Employees        Exercise       Expiration
            Name                           Granted              in 2002                Price            Date
--------------------------------    --------------------- -------------------------   ---------     --------------
None


23.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock at December 27, 2003 by (i) all persons known by management to be beneficial owners of more than 5% of its Common Stock,
(ii) all directors and nominees and (iii) all directors and nominees and officers of the Company as a group:


                                             Amount and Nature               Percent
        Name and Address                of Beneficial Ownership (1)         of Class
----------------------------------     ------------------------------      ------------
Roy T. Eddleman                                  4,320,128                    81.3
18617 Broadwick Street
Rancho Dominguez, CA 90220

Thomas V. Girardi, J.D.                           800,002                     15.1
1126 Wilshire Blvd.
Los Angeles, CA  90017

Jay Henis, Ph.D.                                  14,000              (A)      0.3
501 Marford Drive
St. Louis, MO 63141

Walter J. Lack, J.D. (1)                          102,323             (B)      1.9
10100 Santa Monica Blvd.
Los Angeles, CA  90067

Jack Whitescarver, Ph.D.                          14,000              (A)      0.3
4301 Massachusetts Ave. NW #6002
Washington, D.C.  20016

F. Jesus Martinez                                 265,624             (A)      4.8
18617 Broadwick Street
Rancho Dominguez, CA  90220

Brian A. Watts                                    40,000              (A)      0.7
18617 Broadwick Street
Rancho Dominguez, CA  90220

All directors and officers as a                  5,556,077            (C)     98.4
   group (7 in number)

(1) All amounts are amounts of ownership of common stock of the Company unless otherwise indicated
(A)      Entire amount is amount of exercisable stock options
(B)      Excludes purchase of 7,595 shares on February 13, 2004
(C)      Includes 333,624 exercisable stock options


24.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company had related party transactions with the Company's majority shareholder as follows:

                                                          2003          2002
                                                     ------------- -------------
7% royalty on certain products sold by the Company       $311,617      $324,848
                                                     ------------- -------------

The majority shareholder has personally guaranteed the Company's bank loan up to $2,500,000.

25.  EXHIBITS AND REPORTS ON FORM 8-K

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

10.6 Sublease agreement dated January 19, 1999 between Millipore Corporation and Spectrum Laboratories, Inc. (incorporated by reference to Exhibit 10.20 filed with Registrant's report on Form 10-KSB for fiscal year ended January 1, 2000, Commission File No. 0-9478)

10.7 First amendment, dated July 14, 1999, to the credit agreement, dated December 22, 1998, between the Company and City National Bank (incorporated by reference to Exhibit 10.21 filed with Registrant's report on Form 10-KSB for fiscal year ended January 1, 2000, Commission File No. 0-9478)

10.8 Second amendment, dated July 1, 2000, to the credit agreement, dated December 22, 1998, between the Company and City National Bank (incorporated by reference to Exhibit 10.8 filed with Registrant's report on Form 10-KSB for fiscal year ended December 30, 2000, Commission File No. 0-9478)

10.9 The Registrant's Year 2000 Stock Option Plan (incorporated by reference to Exhibit 10.9 filed with Registrant's report on Form 10-KSB for fiscal year ended December 30, 2000, Commission File No. 0-9478)

10.10 Third amendment, dated January 8, 2001, to the credit agreement, dated December 22, 1998, between the Company and City National Bank (incorporated by reference to Exhibit 10.10 filed with Registrant's report on Form 10-KSB for fiscal year ended December 30, 2000, Commission File No. 0-9478)

10.11 Royalty Agreement, dated June 1, 1976, between Roy T. Eddleman and Spectrum Medical Industries (incorporated by reference to Exhibit 10.11 filed with Registrant's report on Form 10-KSB for fiscal year ended December 30, 2000, Commission File No. 0-9478)

10.12 Fourth amendment, dated December 14, 2001, to the credit agreement, dated December 22, 1998, between the Company and City National Bank (incorporated by reference to Exhibit 10.12 filed with Registrant's report on Form 10-KSB for fiscal year ended December 29, 2001, Commission File No. 0-9478)

10.13 Amended and Restated Credit Agreement, dated December 26, 2002, between the Registrant and City National Bank (incorporated by reference to Exhibit 10.13 filed with Registrant's report on Form 10-KSB for fiscal year ended December 28, 2002, Commission File No. 0-9478)

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 filed with Registrant's report on Form 10-KSB for fiscal year ended January 2, 1999, Commission File No. 0-9478)

31a, b            Rule 13a-14(a)/15d-14(a) Certifications

32a, b            18 U.S.C. Section 1350 Certifications

(b) Reports on 8-K
------------------

No reports on Form 8-K were filed during the quarter ended December 27, 2003 by the Registrant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2004.

SPECTRUM LABORATORIES, INC.


By:  /s/  Roy T. Eddleman
     ------------------------------------
Roy T. Eddleman
Chairman, Chief Executive Officer and Director



By:  /s/  Jay Henis
     ------------------------------------
Jay Henis
Director



By:   /s/  Tom Girardi
     ------------------------------------
Tom Girardi
Director



By:  /s/  Walter Lack
     ------------------------------------
Walter Lack
Director



By:  /s/  Jack Whitescarver
     ------------------------------------
Jack Whitescarver
Director



By:  /s/  F. Jesus Martinez
     ------------------------------------
F. Jesus Martinez
President and Chief Operating Officer



By:  /s/  Brian A. Watts
     ------------------------------------
Brian A. Watts
Chief Financial Officer and Vice President of Finance

                           SPECTRUM LABORATORIES, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 27, 2003

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

INDEPENDENT AUDITOR'S REPORT                                                F-1
--------------------------------------------------------------------------------

FINANCIAL STATEMENTS
  Consolidated balance sheet                                                F-2
  Consolidated statements of income                                         F-3
  Consolidated statements of stockholders' equity                           F-4
  Consolidated statements of cash flows                                     F-5
  Notes to consolidated financial statements                                F-6
--------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Spectrum Laboratories, Inc.
Rancho Dominguez Hills, California

We have audited the accompanying consolidated balance sheet of Spectrum Laboratories, Inc. and subsidiaries as of December 27, 2003 and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 27, 2003 and December 28, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spectrum Laboratories, Inc. and subsidiaries as of December 27, 2003 and the results of their operations and their cash flows for the years ended December 27, 2003 and December 28, 2002, in conformity with accounting principles generally accepted in the United States of America.


/s/ McGladrey & Pullen, LLP


Irvine, California
March 12, 2004, except for the fourth paragraph of Note 5 which is dated March 25, 2004


SPECTRUM LABORATORIES, INC.

CONSOLIDATED BALANCE SHEET
-----------------------------------------------------------------------------------------------

                                                                                   DECEMBER 27,
ASSETS                                                                                 2003
                                                                                   ------------
CURRENT ASSETS:
    Cash and cash equivalents                                                      $ 3,837,000
    Accounts receivable, less allowances of $140,000                                 1,663,000
    Inventories                                                                      2,662,000
    Prepaid expenses                                                                   218,000
    Deferred income taxes                                                              579,000
                                                                                   ------------

        Total current assets                                                         8,959,000

INVESMENT IN MARKETABLE SECURITIES                                                     907,000

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net                                            2,738,000

PATENTS, subject to amortization, net of accumulated amortization of $182,000          568,000

GOODWILL, net                                                                        1,122,000

DEFERRED INCOME TAXES                                                                1,127,000

OTHER ASSETS                                                                            33,000
                                                                                   ------------

        Total assets                                                               $15,454,000
                                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current maturities of long-term debt                                           $   960,000
    Accounts payable                                                                   622,000
    Accrued expenses:
      Compensation                                                                     380,000
      Other                                                                             34,000
                                                                                   ------------
        Total current liabilities                                                    1,996,000
                                                                                   ------------

LONG-TERM DEBT, net of current maturities                                            1,785,000
                                                                                   ------------

MINORITY INTEREST                                                                    1,755,000
                                                                                   ------------

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value, 25,000,000 shares authorized;
      5,312,468 shares issued and outstanding                                           53,000
    Preferred stock, par value $.01; 10,000,000 shares authorized;
      none issued and outstanding                                                           --
    Additional paid-in capital                                                       8,491,000
    Accumulated other comprehensive income                                             544,000
    Retained earnings                                                                  830,000
                                                                                   ------------
        Total stockholders' equity                                                   9,918,000
                                                                                   ------------

        Total liabilities and stockholders' equity                                 $15,454,000
                                                                                   ============


See Notes to Consolidated Financial Statements.


SPECTRUM LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF INCOME
----------------------------------------------------------------------------------------


                                                                       FISCAL YEARS ENDED
                                                                --------------------------------

                                                                    2003               2002
                                                                -------------      -------------
NET SALES                                                       $ 12,544,000       $ 13,246,000

COSTS AND EXPENSES
   Cost of sales                                                   6,794,000          7,032,000
   Selling, general and administrative, (including royalty
     expense to a majority stockholder of $312,000 and
     $325,000 in fiscal years 2003 and 2002, respectively)         4,417,000          4,207,000
   Research and development                                          868,000            754,000
   Compensation expense related to stock options                      12,000             21,000
   Other expense, primarily interest                                 121,000             56,000
   Other (income), gain on charitable donation                            --            (70,000)
                                                                -------------      -------------

       Total costs and expenses                                   12,212,000         12,000,000
                                                                -------------      -------------

       Income before provision for income taxes                      332,000          1,246,000

Provision (benefit) for income taxes                                (100,000)            90,000
                                                                -------------      -------------

       Net income                                               $    432,000       $  1,156,000
                                                                =============      =============

Earnings per share:
   Basic                                                        $       0.08       $       0.22
                                                                =============      =============

   Diluted                                                      $       0.08       $       0.22
                                                                =============      =============

Weighted average shares outstanding:
   Basic                                                           5,312,468          5,312,468
                                                                =============      =============

   Diluted                                                         5,381,834          5,370,098
                                                                =============      =============


See Notes to Consolidated Financial Statements.


SPECTRUM LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------



                                                                                       Accumulated
                                    Common stock         Additional                       Other        Retained
                               ------------------------   Paid-in      Comprehensive   Comprehensive   Earnings
                                 Shares       Amount      Capital         Income          Income       (deficit)
                               ------------ ----------- ------------- --------------- --------------- ------------
Balance, December 29, 2001       5,312,468     $53,000   $ 8,458,000                        $      -   $ (758,000)

Net income                               -           -             -                               -    1,156,000

Compensation expense related
   to stock options                      -           -        21,000                               -            -
                               ------------ ----------- -------------                 --------------- ------------

Balance, December 28, 2002       5,312,468      53,000     8,479,000                               -      398,000

Net income                               -           -             -         432,000               -      432,000

Other comprehensive income
   net of tax - unrealized gain
   on investment securities              -           -             -         544,000         544,000            -

                                                                      ---------------

Comprehensive Income                     -           -             -       $ 976,000               -            -
                                                                      ===============

Compensation expense related
   to stock options                      -           -        12,000                               -            -
                               ------------ ----------- -------------                 --------------- ------------

Balance, December 27, 2003       5,312,468     $53,000   $ 8,491,000                       $ 544,000     $830,000
                               ============ =========== =============                 =============== ============


See Notes to Consolidated Financial Statements.


SPECTRUM LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------


                                                                        FISCAL YEARS ENDED
                                                                  ------------------------------
                                                                     2003               2002
                                                                  ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                    $   432,000       $ 1,156,000
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                   783,000           685,000
      Loss on disposition of equipment                                     --            19,000
      Noncash compensation                                             12,000            21,000
      Noncash charitable donation                                          --            20,000
      Deferred income taxes                                          (117,000)            3,000
      Change in working capital components:
        Decrease (Increase) in accounts receivable                    143,000          (117,000)
        (Increase) in inventories                                    (896,000)         (119,000)
        Decrease (Increase) in prepaid expenses                        15,000           (98,000)
        Decrease (Increase) in income tax refund receivable            62,000           (62,000)
        Increase in accounts payable                                   58,000           134,000
        (Decrease) Increase in accrued expenses                      (282,000)          196,000
                                                                  ------------      ------------

        NET CASH PROVIDED BY OPERATING ACTIVITIES                     210,000         1,838,000
                                                                  ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of equipment and leasehold improvements              (539,000)         (736,000)
    Acquisition of patents                                                 --          (250,000)
                                                                  ------------      ------------

        NET CASH (USED IN) INVESTING ACTIVITIES                      (539,000)         (986,000)
                                                                  ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments of long-term debt                             (943,000)         (770,000)
    Loan Proceeds                                                          --         2,000,000
                                                                  ------------      ------------

        NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES          (943,000)        1,230,000
                                                                  ------------      ------------

        NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS       (1,272,000)        2,082,000

Cash and cash equivalents
    Beginning of year                                               5,109,000         3,027,000
                                                                  ------------      ------------

    End of year                                                   $ 3,837,000       $ 5,109,000
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

           FISCAL YEAR - The Company's fiscal year ends on the Saturday nearest December 31. The years ended December 27, 2003 (fiscal year 2003) and December 28, 2002 (fiscal year 2002) both consist of 52 weeks.

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

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           INVESTMENT IN MARKETABLE SECURITIES CLASSIFIED AS AVAILABLE-FOR-SALE SECURITIES - Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. Management has determined that all securities should be classified as available-for-sale. Available-for-sale securities are stated at fair value and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity. Realized gains and losses, including losses from declines in value of specific securities determined by management to be other than temporary, are included in income. Realized gains and losses are determined on the basis of the specific identification of the securities sold. As of December 27, 2003, available-for-sale securities consisted of equity ownership of one entity. Such ownership had a historical cost of $0 and accordingly, the current year unrealized gain was $907,000

           LONG-LIVED ASSETS AND PATENTS - Equipment and leasehold improvements are recorded at cost, net of accumulated depreciation and amortization. Depreciation of equipment is provided using the straight-line method over the estimated useful lives (generally five years) of the respective assets. Leasehold improvements are amortized on a straight-line basis over the lesser of the lease term or the estimated useful life of the asset. Amortization of leasehold improvements is included with depreciation expense. No depreciation is being provided for the Company owned artwork, which is carried at its historical cost.

           The Company periodically reviews its long-lived assets including patents to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Should the sum of the expected future net cash flows be less than the carrying value, the Company would recognize an impairment loss at that date. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value (estimated discounted future cash flows) of the long-lived assets. For the year ended December 27, 2003, management has determined that no impairment of long-lived assets including patents exists.

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

           The Company has acquired patents totaling $750,000 which are being amortized over their respective useful lives of approximately twelve years. Patent amortization for the fiscal years ended 2003 and 2002 was approximately $60,000 for each year. Estimated amortization expense for the next five years is approximately $60,000 annually, all of which relates to these patents.

           GOODWILL - In June 2001, the Financial Accounting Standards Board
           (FASB) issued Statement of Financial Accounting Standards No 142, GOODWILL AND OTHER INTANGIBLE ASSETS (SFAS No. 142). SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangibles assets and was effective for the Company beginning December 30, 2001. Upon adoption of SFAS 142, management

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           has determined there is one reporting unit and evaluated the carrying value of goodwill for potential impairment losses and has determined no impairment existed. Management completed its annual goodwill impairment evaluation as of September 29, 2003, and has concluded that no impairment exists. For goodwill, the impairment evaluation includes a comparison of the carrying value of the reporting unit (including goodwill) to that reporting unit's fair value. If the reporting unit's estimated fair value exceeds the reporting unit's carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceed the unit's carrying value, then an additional analysis is performed to allocate the fair value of the reporting unit to all of the assets and liabilities of that unit as if that unit had been acquired in a business combination and the fair value of the unit was the purchase price. If the excess of the fair value of the reporting unit over the fair value of the identifiable assets and liabilities is less than the carrying value of the unit's goodwill, an impairment charge is recorded for the difference.

           Also in accordance with SFAS No. 142, the Company has not recorded amortization expense with respect to goodwill during the years ended December 27, 2003 and December 28, 2002.

           INCOME TAXES - Deferred income taxes are provided on a liability method whereby deferred income tax assets are recognized for deductible temporary differences and tax credit carryforwards and deferred income tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred income tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

           EARNINGS PER SHARE - Basic earnings per share is computed by dividing the net income attributable to the common stockholders by the weighted average number of common shares outstanding during the period. There is no adjustment in the net income attributable to common stockholders. Diluted earnings per share reflect the potential dilution that could occur from common shares issuable through stock options (69,366 and 57,630 equivalent shares in the fiscal years 2003 and 2002, respectively).

           REVENUE RECOGNITION - The Company records revenue at the time the related products are shipped.

           PRODUCT RETURNS AND WARRANTIES - The Company records a provision for estimated product returns and warranties at the time the revenue is recognized.

           RESEARCH AND DEVELOPMENT - The Company expenses research and development costs as incurred.

           ADVERTISING COSTS - Costs associated with advertising and promoting products are expensed as incurred. Advertising and promotion expense was approximately $449,000 and $354,000 during fiscal years 2003 and 2002, inclusive of trade shows in both years.

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           REMEASUREMENT OF FOREIGN CURRENCIES - Monetary assets and liabilities of Spectrum B.V. are remeasured into U.S. dollars at year-end exchange rates and nonmonetary assets and stockholders' equity are remeasured using historical rates of exchange. Income and expenses are remeasured at average rates during the respective years. The functional currency of this subsidiary is the U.S. dollar; therefore, remeasurement gains or losses are included in income. Remeasurement gains included in income as contra SG&A expenditure for fiscal years 2003 and 2002 were approximately $51,000 and $24,000, respectively. As of December 27, 2003 there was $72,000 in cash and $190,000 in accounts receivable that were denominated in Euros.

           FAIR VALUE OF FINANCIAL INSTRUMENTS - Management believes that the carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these financial instruments. Long-term debt bears interest at a rate indexed to the prime rate and, therefore, management believes the carrying amount of the outstanding borrowings at December 27, 2003 approximates fair market value.

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

           SFAS No. 123 requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options with vesting restrictions which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated value. The Company's calculations for the options granted in 2002 were made using the Black-Scholes option-pricing model with the following weighted average assumptions in 2002: expected life of ten years; stock volatility of 52%; risk-free interest rate 4.9%; and no dividends during the expected term.

           The calculations are based on a single-option valuation approach and forfeitures are recognized as they occur. The following table illustrates the effect on net income and earnings per share had compensation cost for stock-based compensation been determined based on the grant date fair values of awards (refer to next page for table):

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                                                             2003               2002
                                                         ------------      --------------
Net income:
 As reported                                             $   432,000       $ 1,156,000
  Add total stock-based employee compensation
  expense determined under APB opinion 25,
  net of related tax effects                                  12,000            17,000
  (Deduct) total stock-based employee compensation
  expense determined under fair value based for all
  awards, net of related tax effects                         (64,000)          (84,000)
                                                         ------------      ------------

     Pro forma                                           $   380,000       $ 1,089,000
                                                         ============      ============

Basic earnings per share:
     As reported                                         $      0.08       $      0.22
     Pro forma                                           $      0.07       $      0.21
Diluted earnings per share:
     As reported                                         $      0.08       $      0.22
     Pro forma                                           $      0.07       $      0.21


Weighted average shares outstanding:
     Basic                                                 5,312,468         5,312,468
                                                         ============      ============

     Diluted                                              5,381,834         5,370,098
                                                         ------------      ------------

           SEGMENT INFORMATION - In accordance with FASB Statement No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, the Company has determined the products are all classified into three product groups as further discussed in Note 13. The Company has further analyzed the type and class of its customers, and the product distribution methods, and has determined that the Company has one reportable segment.

NOTE 2.    INVENTORIES

           Inventories consist of the following at December 27, 2003:


           Raw materials                                          $ 2,196,000
           Work in process                                            271,000
           Finished goods                                             822,000
                                                                  ------------

                                                                    3,289,000
           Less reserve for slow moving and obsolete items            627,000
                                                                  ------------

                                                                  $ 2,662,000
                                                                  ============

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 3.    EQUIPMENT AND LEASEHOLD IMPROVEMENTS

           Equipment and leasehold improvements consist of the following at December 27, 2003:


           Machinery, equipment and tooling                        $ 5,573,000
           Office furniture and equipment                            1,129,000
           Artwork, at cost                                            986,000
           Leasehold improvements                                    1,092,000
                                                                   ------------

                                                                     8,780,000
           Less accumulated depreciation and amortization            6,042,000
                                                                   ------------

                                                                   $ 2,738,000
                                                                   ============

           Depreciation and amortization expense of equipment and leasehold improvements for fiscal years 2003 and 2002 was $722,000 and $625,000, respectively.

NOTE 4.    INCOME TAXES

           The Company's provision for income taxes consists of the following:

                                                         2003            2002
                                                      ----------      ----------

           Current:
             Federal                                  $ (28,000)      $  53,000
             State                                        8,000          (6,000)
             Foreign                                     37,000          40,000
                                                      ----------      ----------

                                                         17,000          87,000
                                                      ----------      ----------

           Deferred:
             Federal                                   (117,000)        (81,000)
             State                                           --          84,000
                                                      ----------      ----------

                                                       (117,000)          3,000
                                                      ----------      ----------

                                                      $(100,000)      $  90,000
                                                      ==========      ==========


           Pretax income subject to foreign and U.S. income taxes for fiscal 2003 and 2002 were as follows:

                                                         2003          2002
                                                     ------------  ------------
           U.S. income taxes                         $   222,000   $ 1,090,000
           Foreign income taxes                          110,000       156,000
                                                     ------------  ------------

                                                     $   332,000   $ 1,246,000
                                                     ============  ============

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 4.    INCOME TAXES (Continued)

           The reported provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 35% to the consolidated income before provision for income taxes as follows:

                                                        2003             2002
                                                     ----------       ----------

Statutory federal income tax provision               $ 116,000        $ 436,000
State income taxes, net of federal benefit              16,000           62,000
Change in valuation allowance                               --         (180,000)
Nondeductible expenses                                  24,000            9,000
Tax credits generated in current year                 (234,000)        (169,000)
Other                                                  (22,000)         (68,000)
                                                     ----------       ----------

Income tax (benefit) provision                       $(100,000)       $  90,000
                                                     ==========       ==========

           The components of the Company's net deferred income tax assets as of December 27, 2003 are as follows:

                                                                        2003
                                                                    ------------

Deferred Tax Assets:
Operating loss carryforwards                                        $ 2,084,000
Intangibles, primarily in-process research and development              396,000
Stock based compensation not currently deductible                       187,000
Reserves not currently deductible                                       431,000
Equipment and leasehold improvements                                    150,000
Tax credits                                                             277,000
Other                                                                    44,000
                                                                    ------------

                                                                      3,569,000
Deferred Tax Liabilities:
Marketable Securities                                                  (363,000)
                                                                    ------------
                                                                      3,206,000
Valuation allowance                                                   1,500,000
                                                                    ------------

Net deferred tax assets                                             $ 1,706,000
                                                                    ============


           The net deferred tax assets have been classified on the accompanying consolidated balance sheet as follows:


Current assets                                                       $  579,000
Noncurrent assets                                                     1,127,000
                                                                     -----------

Net deferred tax assets                                              $1,706,000
                                                                     ===========


           In assessing the realizability of deferred tax assets, management has estimated that it is more likely than not that approximately $1,500,000 will not be realized. This valuation allowance represents a portion of net operating loss carryforwards attained through a prior business acquisition. As further discussed below, tax law limits the use of an acquired entity's net operating loss carryforwards to subsequent taxable income of the consolidated entity. During fiscal years 2003 and 2002, the Company utilized approximately $116,000 and $365,000, respectively, of net operating losses, to offset currently payable tax liability. Realization of the remaining deferred tax assets is dependent upon generating sufficient future taxable income. Although realization is not assured, management believes the net deferred taxes will be realized and

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 4.    INCOME TAXES (Continued)

           continue to evaluate the realizability of the deferred tax assets by assessing the need for and amount of a valuation allowance.

           At December 27, 2003, the Company had approximately $6,130,000 in net operating loss carryforwards for federal income tax purposes available to offset future taxable income. Certain of these loss carryforwards are limited to approximately $298,000 annually. Any unused net operating loss is carried forward. As a result of the limitation discussed above, it is probable that $4,507,000 of the Company's net operating loss will expire without utilization. Loss carryforwards for tax purposes expire in amounts and by fiscal year as follows: 2004 $954,000; 2005 $2,836,000; 2006 $1,820,000; 2007
           $274,000; 2010 $13,000; 2012 $114,000, 2018 $85,000 and 2202 $34,000.

NOTE 5.    LONG-TERM DEBT

           At December 27, 2003, the Company had a credit agreement with a bank, which provided for two equipment acquisition loans and a revolving credit note. The proceeds of the acquisitions loans are restricted to certain purposes, as defined in the credit agreement.

           The first of the acquisition loans has an outstanding balance at December 27, 2003 of $937,500, bears interest at prime plus .25% (4.25% at December 27, 2003) and requires monthly principal installments of $62,500 plus interest through March 1, 2005. The second loan has an outstanding balance at December 27, 2003 of $1,807,500, bears interest at prime plus .25% and requires monthly principal installments of $17,500 beginning through March 1, 2005. Effective April 1, 2005, the principal payments on the second acquisition loan are $80,000 per month through October 1, 2006 with a final payment of $25,000 due November 1, 2006.

           The revolving credit note provides the Company with additional liquidity and the ability to issue letters of credit aggregating up to $300,000 through April 1, 2004. The Company did not draw on the revolving credit note and thus there was no outstanding revolving credit balance as of December 27, 2003. Interest on any proceeds drawn on the revolving credit note bear interest at prime plus .25% and is payable on the first of every month. The Company is required to have a period of not less than 30 consecutive days during the 12 month period ending April 1, 2004 during which time there are to be no outstanding revolving credit loans. Any outstanding revolving credit loans are to be paid April 1, 2004.

           The agreement is secured by substantially all of the assets of the Company and is personally guaranteed by the majority stockholder. The agreement also requires the maintenance of certain financial and non-financial loan covenants and restricts payment of dividends. The Company was not in compliance with one of these loan covenants at December 27, 2003 relating to cash flow to debt coverage. The Company received a covenant violation waiver from its bank on March 25, 2004. Future maturities of long-term debt owed on December 27, 2003 by fiscal year are approximately as follows: 2004 $960,000; 2005 $960,000; 2006 $825,000.

NOTE 6.    STOCK OPTION PLAN

           The Company has an option plan referred to as the 2000 Option Plan (the "2000 Option Plan"or "Plan") with 600,000 shares of common stock reserved for option grants to key employees, directors and consultants. Exercise prices for the stock options will not be less than 100% of the fair market value of the stock on the date of grant. Options under the Plan expire not more than ten years from date of grant. Options issued under the Plan become exercisable over a five-year period (20% per year)

           In addition, during 1998 the Company granted nonqualified stock options to purchase 5% of the outstanding stock to an officer of the Company at $1.20 per share. The terms of this grant result in variable plan accounting. Accordingly, future compensation expense will be measured and recorded based on stock price fluctuations. At

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 6.    STOCK OPTION PLAN (Continued)

           the date of grant, 60% of these options vested immediately and the remaining 40% vest over two to four years. As of 2003, all of these options are fully vested. Total compensation expense recorded during fiscal years 2003 and 2002 was approximately $12,000 and $21,000, respectively.

           A summary of the status of the Plan and the nonqualified options and changes during fiscal years ended 2003 and 2002 is as follows:

                                                             Number     Weighted Average
                                                           of shares     Exercise Price
                                                           ---------    ----------------
OUTSTANDING, December 29, 2001                              634,724        $   1.81

Granted (weighted average fair value of $1.05)              225,000            1.53

Forfeited                                                   (62,000)           2.03
                                                           ---------       ---------

OUTSTANDING, December 28, 2002                              797,724            1.71

Granted                                                          --           --

Forfeited                                                   (99,000)           2.25
                                                           ---------       ---------

OUTSTANDING, December 27, 2003                              698,724        $   1.63
                                                           =========       =========

            At December 27, 2003, 166,900 shares were available for future grants under the Plan. The number of options exercisable were 451,484 and 445,944 as of December 27, 2003 and December 28, 2002,
            respectively.

           A further summary of options outstanding at December 27, 2003 is as follows:

                              Options Outstanding                                       Options Exercisable
-------------------------------------------------------------------------------  ------------------------------------
                                                                 Weighted
                                              Weighted            average                               Weighted
                                               average           remaining                              average
    Exercise                Number            exercise          contractual           Number            exercise
     Prices               of options            price          life in years        of options           price
---------------------- ------------------  ----------------  ------------------  ------------------ -----------------
          $ 1.20                 265,624            $ 1.20              6.67               265,624            $ 1.20
            2.13                 168,100              2.13              7.37               100,860              2.13
            1.53                 225,000              1.53              9.55                45,000              1.53
            3.20                  20,500              3.20              2.96                20,500              3.20
            2.18                  10,000              2.18              3.47                10,000              2.18
            4.37                   5,000              4.37              3.10                 5,000              4.37
            2.20                   3,600              2.20              4.02                 3,600              2.20
            7.50                     500              7.50              3.79                   500              7.50
            1.88                     400              1.88              4.83                   400              1.88
                       ------------------                                        ------------------

                                 698,724                                                   451,484
                       ==================                                        ==================

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 7.    RELATED-PARTY TRANSACTIONS

           ROYALTY AGREEMENT - The Company is committed under a royalty agreement to pay the majority stockholder royalties of 7% of the net sales of certain products, as defined, through the life of the defined products. During 2003 and 2002, the Company incurred royalty expenses of $312,000 and $325,000, respectively, under this agreement.

NOTE 8.    COMMITMENTS, RENT EXPENSE AND OTHER AGREEMENTS

           LEASE COMMITMENTS AND RENT EXPENSE - The Company is obligated under the terms of various operating lease agreements for manufacturing, warehouse and office facilities. Certain of these leases provide for rent escalation adjustments. Rent expense was $491,000 and $496,000 in fiscal years 2003 and 2002, respectively. Minimum future rental payments under these operating lease agreements for the years ending December 31 are as follows: 2004 $492,000; 2005 $336,000; 2006
           $106,000 (total $934,000).

NOTE 9.    GEOGRAPHIC INFORMATION

           Net sales by country for fiscal years ended 2003 and 2002 are as follows:

                                                               2003             2002
                                                           ------------     ------------
United States                                              $ 9,527,000      $10,348,000
Japan                                                          634,000          627,000
Other countries, each of which represent less than 5%
  of total net sales                                         2,383,000        2,271,000
                                                           ------------     ------------

                                                           $12,544,000      $13,246,000
                                                           ============     ============


           There were no significant assets held outside the United States at December 27, 2003 or December 28, 2002. Sales to Japan are denominated in U.S. dollars and there are no material differences in gross margin in sales to different countries.

NOTE 10.   MAJOR CUSTOMERS

           Net sales for fiscal years 2003 and 2002 include sales to the following major customers (each of which accounted for 10% or more of the total sales of the Company) together with the receivables due from those customers as of December 27, 2003 and December 28, 2002:

                                 2003                          2002
                     ---------------------------     ---------------------------
                                         TRADE                           Trade
                                       ACCOUNTS                        Accounts
                      NET SALES       RECEIVABLE      Net Sales       Receivable
                     -----------     -----------     -----------     -----------

Customer A           $1,639,000      $  267,000      $1,876,000      $  401,000
                     ===========     ===========     ===========     ===========

Customer B           $1,675,000      $  232,000      $1,794,000      $  222,000
                     ===========     ===========     ===========     ===========

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 11.   MINORITY INTEREST

           On October 1, 1996, SLI Acquisition Corp., (SLIAC), a subsidiary of the Company, entered into an Asset Purchase Agreement with Cellco, Inc., a Delaware corporation, and acquired the operating assets and liabilities of Cellco, Inc. in exchange for 10,000 shares of the subsidiary's preferred stock valued at $2,000,000 for redemption purposes. One of the subsidiary's preferred stockholders sold its stock with a carrying value of $245,000 to the Company in 1999. At December 27, 2003, there is $1,755,000 in preferred stock of the subsidiary outstanding. The preferred stockholders of the subsidiary had the right to put their stock to SLIAC at any time through September 30, 2001 for an aggregate price of $1,755,000. In the event the subsidiary is combined with the Company and the combined company completes an underwritten offering, the preferred stockholders have the right to exchange such stock for 7% of the newly combined company. The preferred shares of SLIAC are nonvoting and have preference over common stockholders as to dividends and liquidation.

NOTE 12.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                            2003            2002
                                         ----------      ----------
           Cash paid for:
             Income (refunds) taxes      $ (33,000)      $ 134,000
                                         ==========      ==========

             Interest                    $ 140,000       $ 100,000
                                         ==========      ==========

NOTE 13.   PRODUCT GROUP INFORMATION

           The Company's product groups are based on specific product characteristics and are grouped into bioprocessing/laboratory products, original equipment manufacturing (`OEM") and operating room disposable products. Bioprocessing/laboratory products consist primarily of (1) hollow fiber membrane devices that allow components retained by a membrane to be concentrated, including filters utilized for micro and ultra filtration separations that are sold to biotech and pharmaceutical companies. (2) membranes used to concentrate, separate and purify dissolved or suspended molecules that are sold primarily to laboratories. OEM principally consists of manufacturing hollow fiber membrane devices to certain customer's specifications. Operating room disposable products consist of sterile plastic surgical drapes and cloth bandages that are used primarily by hospitals.

           Revenue by product group is as follows:

                                                       2003             2002
                                                   ------------     ------------
           Bioprocessing/laboratory products       $ 8,918,000      $ 9,045,000
           Original equipment manufacturing        $ 1,995,000      $ 2,453,000
           Operating room disposable products        1,631,000        1,748,000
                                                   ------------     ------------

                                                   $12,544,000      $13,246,000
                                                   ============     ============


SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 14.   VALUATION AND QUALIFYING ACCOUNT INFORMATION

                                     Balance at       Provision
                          Fiscal     beginning        charged to    Net recoveries      Balance at
                           year       of year          expense       (charge-offs)     end of year
                         ---------  ------------     ------------    ------------      ------------
Doubtful Accounts:        2003      $   119,000      $        --     $    (9,000)      $   110,000
                                    ============     ============    ============      ============

                          2002      $   135,000      $    22,000     $   (38,000)      $   119,000
                                    ============     ============    ============      ============
Sales returns &
  allowances              2003      $    30,000      $        --     $        --       $    30,000
                                    ============     ============    ============      ============

                          2002      $    30,000      $        --     $        --       $    30,000
                                    ============     ============    ============      ============

Slow moving and
 obsolete inventory:      2003      $   669,000      $        --     $   (42,000)      $   627,000
                                    ============     ============    ============      ============

                          2002      $   783,000      $        --     $  (114,000)      $   669,000
                                    ============     ============    ============      ============

Deferred Tax Assets       2003      $ 1,500,000      $        --     $        --       $ 1,500,000
                                    ============     ============    ============      ============

                          2002      $ 1,680,000      $  (180,000)    $        --       $ 1,500,000
                                    ============     ============    ============      ============


NOTE 15.   FOURTH QUARTER ADJUSTMENTS

           The Company estimates its taxes during the first three quarters of the year based on prior year's tax rate. A detailed tax analysis is prepared based on the annual results and applicable taxes recorded. This analysis resulted in a tax benefit of $100,000 for fiscal year 2003 being recorded in the fourth quarter.

           In the fourth quarter, the Company allocated an additional $300,000 of overhead costs to its inventory as a change in the estimate of allocable inventory costs.

           In December of 2001 Spectrum entered into a specific research, licensing, manufacturing and supply agreements (the "Agreements") with an unrelated company, now known as Arbios Systems, Inc. ("Arbios"). These Agreements, among other aspects, resulted in Spectrum being granted 362,669 shares of Arbios. Arbios became a public company on October 30, 2003 and trades on the Pink Sheets electronic trading system under the symbol of ABOS.PK. Arbios has subsequently been listed on the OTC Bulleting Board under the symbol of ABOS.OB. In compliance with FAS115 based on the listed trade price of $2.50 per share Spectrum has allocated $907,000 as the fair market value reflecting this amount on its balance sheet.

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 16.   SUBSEQUENT EVENT

           The Company has entered into an agreement, dated February 27, 2004, (the "Agreement") to potentially sell its subsidiary Spectrum Chromatography, Inc. ("SCI") The agreement is subject to approval of each parties Board of Directors and applicable due diligence review by the purchaser. The proceeds include cash and stock of the acquirer with a total value of approximately $300,000. SCI annual revenues were approximately $529,000 and $576,000 for the fiscal years ended 2003 and 2002, respectively. Pre tax income was approximately $29,000 and $54,000 in the fiscal years ended 2003 and 2002, respectively. The carrying value of these assets as of December 27, 2003 was approximately $285,000.