Form 10QSB
period 2004-03-27
SPECTRUM LABORATORIES INC /CA
filed 2004-05-11
CIK 319013

--------------------------------------------------------------------------------

                        SECURITES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 27, 2004

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

  Number of shares of Common Stock outstanding as of April 30, 2004: 5,312,468

                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

                                  YES [ ] NO [X]

--------------------------------------------------------------------------------

Page
----
Part I  -  FINANCIAL INFORMATION

Item 1.    Financial Statements
           Consolidated Balance Sheet as of March 27, 2004                     3
           Consolidated Statements of Income for the Three Months Ended
           March 27, 2004 and March 29, 2003                                   4
           Consolidated Statements of Cash Flows for the Three Months Ended
           March 27, 2004 and March 29, 2003                                   5
           Notes to Consolidated Statements                                    6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                               9

Item 3.    Controls and Procedures                                            10


Part II -  OTHER  INFORMATION

Item 1.    Legal Proceedings                                                  10
Item 2.    Changes in Securities                                              10
Item 3.    Defaults Upon Senior Securities                                    10
Item 4.    Submission of Matters to a Vote of Security Holders                10
Item 5.    Other Information                                                  10
Item 6.    Exhibits and Reports on Form 8-K                                   10
Signature                                                                     11
Exhibits   Certifications - Chief Executive Officer and Chief Financial
           Officer                                                            12

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                           CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 27, 2004
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                            $ 3,355
    Accounts receivable                                                    2,003
    Inventories                                                            2,739
    Prepaid expenses                                                         186
    Deferred financing costs                                                 130
    Deferred taxes                                                           579
                                                                         -------

        Total current assets                                               8,992

INVESTMENT IN MARKETABLE SECURITIES                                        1,160
EQUIPMENT AND LEASEHOLD IMPROVEMENTS                                       2,670
GOODWILL                                                                   1,122
DEFERRED TAXES                                                             1,026
PATENTS, subject to amortization, net of accumulated
  amortization of $197                                                       553
OTHER ASSETS                                                                  33
                                                                         -------

        Total assets                                                     $15,556
                                                                         =======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current maturities of long-term debt                                 $   960
    Accounts payable                                                         589
    Accrued expenses and other current liabilities                           434
                                                                         -------

        Total current liabilities                                          1,983

LONG-TERM DEBT, net of current maturities                                  1,545

MINORITY INTEREST                                                          1,755

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value, 25,000,000 shares authorized;
      5,312,468 shares issued and outstanding                                 53
    Preferred stock, par value $.01; 10,000,000 shares authorized;
      none issued and outstanding                                             --
    Additional paid-in capital                                             8,624
    Accumulated other comprehensive income                                   696
    Retained earnings                                                        900
                                                                         -------

        Total stockholders' equity                                        10,273
                                                                         -------

        Total liabilities and stockholders' equity                       $15,556
                                                                         =======

See Notes to Consolidated Financial Statements.

                           SPECTRUM LABORATORIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              THREE MONTHS ENDED MARCH 27, 2004 AND MARCH 29, 2003
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                          March 27,    March 29,
                                                            2004         2003
                                                           ------       ------

NET SALES                                                  $3,090       $3,458

COSTS AND EXPENSES
    Cost of sales                                           1,807        1,794
    Selling, general and administrative                       942        1,055
    Research and development                                  223          206
    Other expense, primarily interest                          23           36
                                                           ------       ------

        Total costs and expenses                            2,995        3,091
                                                           ------       ------

Income before provision of income taxes                        95          367

Provision for income taxes                                     25          110
                                                           ------       ------

        Net Income                                         $   70       $  257
                                                           ======       ======


Earnings per share:
    Basic                                                  $ 0.01       $ 0.05
                                                           ======       ======

    Diluted                                                $ 0.01       $ 0.05
                                                           ======       ======


Weighted average shares outstanding:
    Basic                                                   5,312        5,312
                                                           ======       ======

    Diluted                                                 5,513        5,373
                                                           ======       ======


See Notes to Consolidated Financial Statements.

                           SPECTRUM LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              THREE MONTHS ENDED MARCH 27, 2004 AND MARCH 29, 2003
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                               2004       2003
                                                             --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                               $    70    $   257
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                              206        187
      Noncash compensation                                         3          3
      Change in working capital components:
        (Increase) in accounts receivable                       (340)      (187)
        (Increase) in inventories                                (77)       (59)
        Decrease (Increase) in prepaid expenses                   32        (46)
        (Decrease) in accounts payable                           (33)       (25)
        Increase in accrued expenses                              20        194
                                                             --------   --------

        NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES     (119)       324
                                                             --------   --------

CASH FLOWS (USED IN) INVESTING ACTIVITIES:
    Acquisition of equipment and leasehold improvements         (123)      (178)
                                                             --------   --------

CASH FLOWS (USED IN) FINANCING ACTIVITIES:
    Principal payments of long-term debt                        (240)      (223)
                                                             --------   --------

        NET DECREASE IN CASH AND CASH EQUIVALENTS               (482)       (77)


CASH AND CASH EQUIVALENTS, beginning of period                 3,837      5,109
                                                             --------   --------

CASH AND CASH EQUIVALENTS, end of period                     $ 3,355    $ 5,032
                                                             ========   ========

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED STATEMENTS

Note 1

Basis of Presentation - The accompanying unaudited financial statements consolidate the accounts of Spectrum Laboratories, Inc. and its subsidiaries, SLI Acquisition Corp., Spectrum Europe B.V. and Spectrum Chromatography (collectively, the Company). All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 27, 2004 and the results of its operations and its cash flows for the three months ended March 27, 2004 and March 29, 2003. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures in the unaudited interim financial statements are adequate to make the information presented not misleading.

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

The calculations are based on a single-option valuation approach and forfeitures are recognized as they occur. The following table illustrates the effect on net income and earnings per share had compensation cost for stock-based compensation been determined based on the grant date fair values of awards (refer to next page for table):

                                                               Three Months Ended
                                                          --------------------------
                                                             2004           2003
                                                          -----------   ------------
Net income (loss):
    As reported                                           $   70,000    $   257,000
      Add total stock-based employee compensation
      expense determined under APB opinion 25,
      net of related tax effects                               3,000          3,000
      (Deduct) total stock-based employee compensation
      expense determined under fair value based for all
      awards, net of related tax benefits                    (15,000)       (16,000)
                                                          -----------   ------------

         Pro forma                                        $   58,000    $   244,000
                                                          ===========   ============

Basic earnings (loss) per share:
    As reported                                           $     0.01    $      0.05
    Pro forma                                             $     0.01    $      0.05
Diluted earnings (loss) per share:
    As reported                                           $     0.01    $      0.05
    Pro forma                                             $     0.01    $      0.05



Note 2 - Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or net realizable value and are composed of the following (in thousands):

             Raw materials                                                $2,292
             Work in process                                                 360
             Finished goods                                                  729
                                                                          ------
                                                                           3,381
             Less reserve for slow moving & obsolete items                   642
                                                                          ------
                                                                          $2,739
                                                                          ======

Note 3 - Earnings per Share

Basic earnings per share is computed by dividing the net income attributable to the common stockholders by the weighted average number of common shares outstanding during the period. There is no adjustment in the net income attributable to common stockholders. Diluted earnings per share reflect the potential dilution that could occur from common shares issuable through stock options and warrants (201,351 and 60,621 equivalent shares in the first quarter of fiscal 2004 and fiscal 2003 respectively).

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

At December 27, 2003, the Company had approximately $6.1 million in net operating loss carryforwards for federal income tax purposes available to offset future taxable income. Certain of these loss carryforwards are limited to approximately $298,000 annually. Any unused net operating loss is carried forward. As a result of the limitation discussed above, it is probable that approximately $4.5 million of the Company's net operating loss will expire without utilization.

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

Revenue by product group is as follows (in thousands):

                                                            2004           2003
                                                           ------         ------
Laboratory products                                         2,666          3,038
Operating room disposable products                            424            420
                                                           ------         ------
                                                           $3,090         $3,458
                                                           ======         ======


Note 6 - Option Plan

The Company had two options plans referred to as the 1995 Option Plan and the 2000 Option Plan with 200,000 and 300,000 shares of common stock, respectively reserved for option grants to key employees, directors and consultants. In July 2002, the shareholders approved merging the 1995 Option Plan and the 2000 Option Plan into one plan to be referred to as the 2000 Option Plan (the "2000 Option Plan"). In addition, shareholders approved an increase to the number of shares available to grant under the 2000 Option Plan by 100,000 to a total of 600,000. As of March 27, 2004, there were 433,100 options outstanding under the 2000 Option Plan. There were no grants or cancellations of options during the three months ended March 27, 2004.

Note 7 - Spectrum Chromatography Sale

The Company entered into an agreement, dated February 27, 2004, (the "Agreement") to potentially sell its subsidiary Spectrum Chromatography, Inc. ("SCI"). The parties have been unable to finalize the negotiations related to SCI and thus the Agreement has been terminated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements of Spectrum Laboratories, Inc. and Notes thereto contained elsewhere within this Report on Form 10-QSB. Except for the historical information contained herein, the following discussion may contain forward-looking statements that involve risks and uncertainties. The actual future results of the Company could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and those factors discussed in the Company's Form 10-KSB for the year ended December 27, 2003 as filed with the Securities and Exchange Commission and, from time to time, in the Company's other reports on file with the Commission.

Results of Operations

Sales
Sales for the first quarter ended March 27, 2004 were lower by $368,000 (10.6%), primarily due to volume, when compared to the first quarter of 2003. The decline in sales related to the laboratory product group and was primarily related to two distributors, one domestic and the other foreign.

Gross Margin
Gross margin for the first quarter was $1,283,000 (41.5%) versus $1,664,000 (48.4%) for the first quarter of 2003. The decline in gross margin percentage was primarily due to Spectrum's distribution to its Original Equipment Market ("OEM"). Spectrum accepted a significant OEM order from one customer which generated approximately $300,000 in sales during the 1st quarter. Although these sales were at lower than normal gross margin, Spectrum anticipates enhancing the production process in the future to take advantage of economies of scale to improve its margin not only on future shipments related to this specific order but also for anticipated future orders. Margin was also impacted by a higher than normal scrap rate during the quarter.

Selling, General & Administrative ("SG&A") and Research & Developmental Expenses ("R&D")
R&D expenses were $223,000 for the first quarter, an increase of $17,000 (8.3%) over prior year. Spectrum continues to spend on R&D as reflected by the increase in expenditures of $26,000 related to outside consultants. SG&A expenditures in the first quarter of 2004 declined $113,000 (10.7%) as compared to first quarter of 2003. The decline principally related to advertising related expenditures of $66,000 as Spectrum has currently curtailed monies spent on its BioProcessor newsletter and has delayed issuing an updated printed catalog versus focusing on the maintenance of its WEB site which management believes is more cost effective.

Net Income
Considering the above discussed shortfall in sales and the negative impact on gross margin partially offset by reduced expenditures in SG&A, net income for the quarter was $70,000.

Liquidity and Capital Resources
Cash used by operations for the first quarter was $119,000 as the above discussed net income of $70,000 plus non cash depreciation expenses were more than offset by the increase in accounts receivable of $340,000. The increase in receivables definitely appears as timing as the Company believes there are no material collection issues. In addition the increase appears customer orientated as Spectrum's receivables have historically increased in the first quarter over the past 5 years.

The above discussion of cash used from operating activities was also impacted by $240,000 in bank loan payments and $123,000 for the acquisition of equipment. This resulted in a net decrease in cash for the period of approximately $482,000 to a cash balance at March 27, 2004 of $3,355,000.

The Company was in violation of one covenant at March 27, 2004 that related to cash flow to debt coverage for which Spectrum received a covenant waiver from its bank.

In December of 2001 Spectrum entered into a specific research, licensing, manufacturing and supply agreements (the "Agreements") with an unrelated company, now known as Arbios Systems, Inc. ("Arbios"). These Agreements, among other aspects, resulted in Spectrum being granted 362,669 shares of Arbios. Arbios became a public company on October 30, 2003 and originally traded on the Pink Sheets electronic trading system under the symbol of ABOS.PK. Arbios is now listed on the OTC Bulleting Board under the symbol of ABOS.OB. Arbios is an early-stage biomedical device company engaged in the discovery, acquisition and development of proprietary liver assist devices and new technologies useful in the diagnosis and treatment of acute liver failure. In compliance with SFAS 115 based on the listed trade price of $2.50 per share Spectrum allocated $907,000 as the fair market value reflecting this amount as accumulated other comprehensive income on its balance sheet as of December 27, 2003. Based on Arbios most recent trade price of $3.20, as of March 27, 2004, Spectrum reflected an increase in fair market value of $253,000 to $1,160,000 on its balance sheet as of March 27, 2004. Spectrum has classified this amount as a non current asset as it realizes there have been limited trades in Arbios and the potential to sell the stock may be limited. In addition Arbios being an early stage developmental company this investment may be subject to significant adjustments.

The Company is obligated under the terms of various operating lease agreements for manufacturing, warehouse and office facilities. Certain of these leases provide for rent escalation adjustments. Minimum future rental payments under these operating lease agreements for the final three quarters ending December 28, 2004 and the subsequent years ending December 31 are as follows: final three quarters 2004 $369,000; years ending 2005 $336,000; and 2006 $106,000 (total
$811,000).

During the first quarter the Company did issue warrants to an Independent Company (the Warrant Holder) to purchase 125,000 shares of common stock at $1.70 per share through February 4, 2010. The Warrant Holder is entitled to purchase an additional 125,000 shares of common stock at $1.70 upon having assisted Spectrum in raising at least $2.5 million in gross proceeds form one or more private or public equity financings originated or facilitated by the Warrant Holder through February 3, 2010.

Spectrum's calculations for the 125,000 warrants granted were made using the Black-Scholes warrant-pricing model with the following weighted average assumptions: expected life of three years; stock volatility of 66%; risk-free interest rate 2.5%; and no dividends during the expected term. Based on the Black-Scholes warrant-pricing model Spectrum has recorded $130,000 in Deferred Financing Costs as of March 27, 2004 associated with the 125,000 warrants issued during the first quarter.

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

Item 3.  Defaults Upon Senior Securities
          None

Item 4.  Submission of Matters to a Vote of Security Holders
          None

Item 5.  Other Information
          None

Item 6.  Exhibits and Reports on Form 8-K

          (a) Exhibits

31 (a) & (b)      Rule 13a-14(a)/15d-14(a) Certifications

32 (a) & (b)      18 U.S.C. Section 1350 Certifications

          (b) The Company filed no reports on Form 8-K during the quarter ended March 27, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 11, 2004.

SPECTRUM LABORATORIES, INC.
(Registrant)





/s/ F. Jesus Martinez
---------------------
Signature

F. Jesus Martinez
President






/s/ Brian A. Watts
------------------
Signature

Brian A. Watts
Chief Financial Officer/Vice President of Finance