Form 10QSB
period 2004-06-26
SPECTRUM LABORATORIES INC /CA
filed 2004-08-10
CIK 319013

--------------------------------------------------------------------------------

                        SECURITES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 26, 2004

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

   Number of shares of Common Stock outstanding as of July 30, 2004: 5,312,468

                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

                                 YES [ ] NO [X]


--------------------------------------------------------------------------------

                                                                            PAGE
                                                                            ----
Part I    -     FINANCIAL INFORMATION

Item 1.         Financial Statements

                Consolidated Balance Sheet as of June 26, 2004                3

                Consolidated Statements of Income for the Three and
                Six Months Ended June 26, 2004 and June 28, 2003              4

                Consolidated Statements of Cash Flows for the Three
                Months Ended June 26, 2004 and June 28, 2003                  5

                Notes to Consolidated Statements                              6

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           9

Item 3.         Controls and Procedures                                      11

Part II   -     OTHER  INFORMATION

Item 1.         Legal Proceedings                                            11
Item 2.         Changes in Securities                                        11
Item 3.         Defaults Upon Senior Securities                              11
Item 4.         Submission of Matters to a Vote of Security Holders          11
Item 5.         Other Information                                            11
Item 6.         Exhibits and Reports on Form 8-K                             11

Signature                                                                    12

Exhibits        Certifications - Chief Executive Officer and
                Chief Financial Officer                                      13


Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements



                                  SPECTRUM LABORATORIES, INC.
                                  Consolidated Balance Sheet
                                      AS OF JUNE 26, 2004
                           (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                          (UNAUDITED)

ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                   $     3,447
    Accounts receivable                                                               2,119
    Inventories                                                                       2,680
    Prepaid expenses                                                                    155
    Deferred financing costs                                                            130
    Deferred taxes                                                                      579
                                                                                ------------

        Total current assets                                                          9,110

INVESTMENT IN MARKETABLE SECURITIES                                                   1,197
EQUIPMENT AND LEASEHOLD IMPROVEMENTS                                                  2,524
GOODWILL                                                                              1,122
DEFERRED TAXES                                                                        1,011
PATENTS, subject to amortization, net of accumulated amortization of $197               538
OTHER ASSETS                                                                             33
                                                                                ------------

        Total assets                                                            $    15,535
                                                                                ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current maturities of long-term debt                                        $       960
    Accounts payable                                                                    447
    Accrued expenses and other current liabilities                                      455
                                                                                ------------

        Total current liabilities                                                     1,862

LONG-TERM DEBT, net of current maturities                                             1,305

MINORITY INTEREST                                                                     1,755

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value, 25,000,000 shares authorized;
      5,312,468 shares issued and outstanding                                            53
    Preferred stock, par value $.01; 10,000,000 shares authorized;
      none issued and outstanding                                                         -
    Additional paid-in capital                                                        8,627
    Accumulated other comprehensive income                                              718
    Retained earnings                                                                 1,215
                                                                                ------------

        Total stockholders' equity                                                   10,613
                                                                                ------------

        Total liabilities and stockholders' equity                              $    15,535
                                                                                ============
See Notes to Consolidated Financial Statements.



                                               SPECTRUM LABORATORIES, INC.
                                            CONSOLIDATED STATEMENTS OF INCOME
                                      (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                                       (UNAUDITED)


                                                      Three Months Ended              Six Months Ended
                                                 -----------------------------  ------------------------------
                                                 June 26, 2004   June 28, 2003   June 26, 2004  June 28, 2003
                                                 -------------- --------------  --------------  --------------
NET SALES                                        $       3,512  $       3,327   $       6,602   $       6,785

COSTS AND EXPENSES
    Cost of sales                                        1,909          1,772           3,716           3,566
    Selling, general and administrative                    957          1,083           1,899           2,138
    Research and development                               171            212             394             418
    Other expense, primarily interest                       20             36              43              72
                                                 -------------- --------------  --------------  --------------

        Total costs and expenses                         3,057          3,103           6,052           6,194
                                                 -------------- --------------  --------------  --------------

Income before provision of income taxes                    455            224             550             591

Provision for income taxes                                 140             62             165             172
                                                 -------------- --------------  --------------  --------------

        Net Income                               $         315  $         162   $         385   $         419
                                                 ============== ==============  ==============  ==============


Earnings per share:
    Basic                                        $        0.06  $        0.03   $        0.07   $        0.08
                                                 ============== ==============  ==============  ==============

    Diluted                                      $        0.06  $        0.03   $        0.07   $        0.08
                                                 ============== ==============  ==============  ==============


Weighted average shares outstanding:
    Basic                                                5,312          5,312           5,312           5,312
                                                 ============== ==============  ==============  ==============

    Diluted                                              5,523          5,396           5,518           5,384
                                                 ============== ==============  ==============  ==============


See Notes to Consolidated Financial Statements.



                                          SPECTRUM LABORATORIES, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               SIX MONTHS ENDED JUNE 26, 2004 AND JUNE 28, 2003
                                                (IN THOUSANDS)
                                                  (UNAUDITED)


                                                                                   2004           2003
                                                                               -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                 $        385   $         419
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                                     412             376
      Noncash compensation                                                                6               6
      Change in working capital components:
        (Increase) Decrease in accounts receivable                                     (456)            200
        (Increase) in inventories                                                       (18)           (341)
        Decrease (Increase) in prepaid expenses                                          63             (64)
        (Decrease) in accounts payable                                                 (175)           (101)
        Increase (Decrease) in accrued expenses                                          41             (12)
                                                                               -------------  --------------

        NET CASH PROVIDED BY OPERATING ACTIVITIES                                       258             483
                                                                               -------------  --------------

CASH FLOWS (USED IN) INVESTING ACTIVITIES:
    Acquisition of equipment and leasehold improvements                                (168)           (300)
                                                                               -------------  --------------

CASH FLOWS (USED IN) FINANCING ACTIVITIES:
    Principal payments of long-term debt                                               (480)           (463)
                                                                               -------------  --------------

        NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (390)           (280)


CASH AND CASH EQUIVALENTS, beginning of period                                        3,837           5,109
                                                                               -------------  --------------

CASH AND CASH EQUIVALENTS, end of period                                       $      3,447   $       4,829
                                                                               =============  ==============

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED STATEMENTS

Note 1

Basis of Presentation - The accompanying unaudited financial statements consolidate the accounts of Spectrum Laboratories, Inc. and its subsidiaries, SLI Acquisition Corp., Spectrum Europe B.V. and Spectrum Chromatography (collectively, the Company). All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 26, 2004 and the results of its operations and its cash flows for the six months ended June 26, 2004 and June 28, 2003. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission.

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

The calculations are based on a single-option valuation approach and forfeitures are recognized as they occur. The following table illustrates the effect on net income and earnings per share had compensation cost for stock-based compensation been determined based on the grant date fair values of awards (refer to next page for table):


Note 1 Accounting for Stock-based Compensation (Continued):

                                                        Three Months Ended                Six Months Ended
                                                  -------------------------------  -------------------------------
                                                   June 26, 2004   June 28, 2003    June 26, 2004   June 28, 2003
                                                  --------------   --------------  ---------------  --------------
Net income:
    As reported                                   $     315,000    $     162,000   $      385,000   $     419,000
      Add total stock-based employee
        compensation expense determined
        under APB opinion 25, net of
        related tax effects                               3,000            3,000            6,000           6,000
      (Deduct) total stock-based employee
        compensation expense determined
        under fair value based for all
        awards, net of related tax benefits             (14,000)         (17,000)         (29,000)        (33,000)
                                                  --------------   --------------  ---------------  --------------

     Pro forma                                    $     304,000    $     148,000   $      362,000   $     392,000
                                                  ==============   ==============  ===============  ==============

Basic earnings per share:
    As reported                                   $        0.06    $        0.03    $        0.07   $        0.08
    Pro forma                                     $        0.06    $        0.03    $        0.07   $        0.07
Diluted earnings per share:
    As reported                                   $        0.06    $        0.03    $        0.07   $        0.08
    Pro forma                                     $        0.06    $        0.03    $        0.07   $        0.07


Weighted average shares outstanding:
    Basic                                             5,312,000        5,312,000        5,312,000       5,312,000
                                                  ==============   ==============  ===============  ==============

    Diluted                                           5,523,000        5,396,000        5,518,000       5,384,000
                                                  ==============   ==============  ===============  ==============

Note 2 - Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or net realizable value and are composed of the following (in thousands):

INVENTORY - PER INVENTORY LEAD SCHEDULE

                Raw materials                                         $   2,273
                Work in process                                             285
                Finished goods                                              726
                                                                      ----------

                                                                          3,284
                Less reserve for slow moving & obsolete items               604
                                                                      ----------

                                                                      $   2,680
                                                                      ==========


Note 3 - Earnings per Share

Basic earnings per share is computed by dividing the net income attributable to the common stockholders by the weighted average number of common shares outstanding during the period. There is no adjustment in the net income attributable to common stockholders. Diluted earnings per share reflect the potential dilution that could occur from common shares issuable through stock options and warrants (210,345 and 205,848 equivalent shares in the fiscal year 2004 three and six month periods respectively and 83,122 and 71,872 shares in fiscal year 2003 three and six month periods, respectively).

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

Note 5 - Product Group Information

While management has determined the Company operates as a single reportable segment, the Company's product groups are based on specific product characteristics and are grouped into bioprocessing products ("BioProcessing"), formerly referred to as laboratory products, and disposable operating room products ("OR"). BioProcessing products consist primarily of membranes and modules used to filter, extract, concentrate, separate and purify. These products are sold primarily to laboratories, research institutions, biotech and pharmaceutical companies. OR products consist primarily of sterile surgical drapes and bandages that are sold primarily to hospitals and their suppliers.

Revenue by product group is as follows (in thousands):

SEGMENT SALES:
                      Three Months Ended              Six Months Ended
                -----------------------------  ------------------------------
                June 26, 2004   June 28, 2003  June 26, 2004    June 28, 2003
                -------------   -------------  -------------    -------------

BioProcessing          3,108           2,904          5,774            5,942
OR                       404             423            828              843
                  -----------     -----------    -----------      -----------

                  $    3,512      $    3,327     $    6,602       $    6,785
                  ===========     ===========    ===========      ===========


Note 6 - Option Plan

The Company has an option plan referred to as the 2000 Option Plan (the "2000 Option Plan" or "Plan") with 600,000 shares of common stock reserved for option grants to key employees, directors and consultants. Exercise prices for the stock options will not be less than 100% of the fair market value of the stock on the date of grant. Options under the Plan expire not more than ten years from date of grant. Options under the Plan become exercisable over a 5 year period (20% per year). As of June 26, 2004, there were 425,050 options outstanding under the 2000 Option Plan. In addition to the 2000 Option Plan there are 265,624 non qualified stock options outstanding. There were no grants of options during the six months ended June 26, 2004 while 8,050 options were forfeited.

Note 7- Comprehensive Income

Comprehensive income is comprised of net income and Other Comprehensive Income ("OCI"). OCI includes certain changes in stockholders' equity that are excluded from net income. Specifically, the Company includes in OCI changes in the fair value of unrealized gains and losses on Spectrum's available for sale securities. The activity in comprehensive income during the three and six month periods ended June 26, 2004 was as follows (in thousands):

                                               Three Months        Six Months
                                              Ended June 26,      Ended June 26,
                                                   2004                2004
                                               -----------         -----------
     Net Income                                $      315          $      385
     Unrealized gain on investment in
      marketable securities                            37                 290
     Tax expense                                      (15)               (116)
                                               -----------         -----------

     Comprehensive income                      $      337          $      559
                                               ===========         ===========

The activity in accumulated OCI, net of taxes for the six months ended June 26, 2004 was as follows (in thousands):

     Unrealized gain on securities available for sale (net of  tax
      effect of $363 at the beginning of the year)                    $     544

     Change in unrealized gain on securities available for sale
      (net of tax effect of $116)                                           174

                                                                      ----------
     Unrealized gain on securities available for sale as of
      June 26, 2004, (net of tax effect of $479)                      $     718
                                                                      ==========

Spectrum did not have any securities available for sale during the six months ended June 28, 2003.

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

Results of Operations

Sales
Sales for the second quarter ended June 26, 2004 increased $185,000 (5.6%), when compared to the second quarter of 2003. The increase in sales related to the BioProcessing product group with a second quarter sales increase of $204,000 (7.0%).
Sales on a year to date basis for 2004 were below prior year by $183,000
(2.7%) with both BioProcessing and OR products being short of prior year by $168,000 (2.8%) and $15,000 (1.8%), respectively.

Gross Margin
Gross margin for the second quarter of 2004 was $1,603,000 (45.6%) versus prior year second quarter margin of $1,555,000 (46.7%), an increase of $48,000 (3.1%). On a year to date ("YTD") basis gross margin for 2004 was $2,886,000 (43.7%) versus $3,219,000 (47.4%) for 2003 a decrease of $333,000 (10.3%). The decline in gross margin percentage, as noted in Spectrum's first quarter 10QSB, was principally attributed to one specific Spectrum product. Spectrum accepted a significant order from one customer early in the first quarter which has generated approximately $573,000 in sales during the first 6 months of 2004. These sales have been at lower than normal gross margin although Spectrum continues to review its options in attempting to improve its production process. It should be noted these sales do assist Spectrum in improving its fixed overhead absorption rate. Approximately $225,000 remains to be shipped relating to this order as of June 26, 2004.

Selling, General & Administrative ("SG&A") and Research & Developmental Expenses ("R&D")
During the second quarter of 2004 R&D expenses were $171,000 while SG&A expenses were $957,000 decreases of $41,000 (19.3%) and $126,000 (11.6%), respectively when compared to 2003. The decrease in R&D principally relates to reduced personnel offset partially by utilizing outside engineering consultants. The decline in SG&A expenditures were principally related to reduced advertising related expenditures of $94,000. On a year to date basis R&D expenses were $394,000, a decrease of $24,000 (5.7%) versus prior year. As noted above, the decrease is principally associated with reduced staffing offset by utilizing expert engineering consultants. YTD SG&A expenses totaled $1,899,000 a reduction of $239,000 (11.3%) compared to 2003, principally associated with advertising related expenditures.

Net Income
Considering the above, net income for the quarter was $315,000 an increase of $153,000 (94.4%) versus the second quarter of 2003. On a YTD basis net income for 2004 was $385,000 slightly below prior year by $34,000 (8.1%).

Liquidity and Capital Resources
Cash provided by operations for the first six months of 2004 was $258,000. Working capital components totaled $545,000 principally due to the increase in accounts receivable of $456,000. The increase in receivables relates to timing as the Company believes there are no material collection issues.

The above discussion of cash provided by operating activities was also impacted by financing activity relating to $480,000 in bank loan payments and $168,000 in investing activity associated with the acquisition of equipment. This resulted in a net decrease in cash for the YTD period of approximately $390,000 to a cash balance at June 26, 2004 of $3,477,000.

The Company was in violation of one covenant at June 26, 2004 that related to cash flow to debt coverage for which Spectrum received a covenant waiver from its bank.

In December of 2001 Spectrum entered into a specific research, licensing, manufacturing and supply agreements (the "Agreements") with an unrelated company, now known as Arbios Systems, Inc. ("Arbios"). These Agreements, among other aspects, resulted in Spectrum being granted 362,669 shares of Arbios. Arbios became a public company on October 30, 2003 and originally traded on the Pink Sheets electronic trading system under the symbol of ABOS.PK. Arbios is now listed on the OTC Bulleting Board under the symbol of ABOS.OB. Arbios is an early-stage biomedical device company engaged in the discovery, acquisition and development of proprietary liver assist devices and new technologies useful in the diagnosis and treatment of acute liver failure. In compliance with SFAS No. 115 based on the listed trade price of $2.50 per share Spectrum allocated $907,000 as the fair market value reflecting this amount as accumulated other comprehensive income on its balance sheet as of December 27, 2003. Based on Arbios most recent trade price of $3.30, as of June 26, 2004, Spectrum reflected an increase in fair market value of $290,000 to $1,197,000 on its balance sheet as of June 26, 2004. Spectrum has classified this amount as a non current asset as it realizes there have been limited trades in Arbios and the potential to sell the stock may be limited. In addition, due to Arbios being an early stage developmental company this investment may be subject to significant adjustments.

The Company is obligated under the terms of various operating lease agreements for manufacturing, warehouse and office facilities. Certain of these leases provide for rent escalation adjustments. Minimum future rental payments under these operating lease agreements for the final two quarters ending December 28, 2004 and the subsequent years ending December 31 are as follows: final two quarters 2004 $246,000; years ending 2005 $336,000; and 2006 $106,000 (total
$627,000).

During the first quarter of 2004 the Company issued warrants to a third party (the Warrant Holder) to purchase 125,000 shares of common stock at $1.70 per share through February 4, 2010. The Warrant Holder is entitled to purchase an additional 125,000 shares of common stock at $1.70 upon having assisted Spectrum in raising at least $2.5 million in gross proceeds from one or more private or public equity financings originated or facilitated by the Warrant Holder through February 3, 2010.

Spectrum's estimate of the fair value of the first 125,000 warrants granted were made using the Black-Scholes warrant-pricing model with the following weighted average assumptions: expected life of three years; stock volatility of 66%; risk-free interest rate 2.5%; and no dividends during the expected term. Based on the Black-Scholes warrant-pricing model Spectrum has recorded $130,000 in Deferred Financing Costs associated with the 125,000 warrants issued during the first quarter. Should Spectrum not raise the required $2.5 million in gross proceeds the $130,000 in Deferred Financing Costs would be charged to expense. If Spectrum is successful in raising the required $2.5 million the additional 125,000 warrants will vest immediately upon issuance The Company will measure the warrants using the Black-Scholes warrant pricing model and the fair value of the warrants will be charged against the proceeds. In addition, the current deferred financing costs will be netted against the proceeds.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

31 (a) & (b)      Rule 13a-14(a)/15d-14(a) Certifications

32 (a) & (b)      18 U.S.C. Section 1350 Certifications

         (b) The Company filed no reports on Form 8-K during the quarter ended June 26, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 10, 2004.

SPECTRUM LABORATORIES, INC.
(Registrant)





/S/ F. Jesus Martinez
---------------------
Signature

F. Jesus Martinez
President






/S/ Brian A. Watts
------------------
Signature

Brian A. Watts
Chief Financial Officer/Vice President of Finance