Form 10QSB
period 2004-09-25
SPECTRUM LABORATORIES INC /CA
filed 2005-01-31
CIK 319013

--------------------------------------------------------------------------------


                        SECURITES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 25, 2004

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

 Number of shares of Common Stock outstanding as of October 29, 2004: 5,312,468

                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

                                  YES [ ]    NO [X]

--------------------------------------------------------------------------------

                                                                            PAGE
                                                                            ----
Part I    -   FINANCIAL INFORMATION

Item 1.       Financial Statements
              Consolidated Balance Sheet as of September 25, 2004             3
              Consolidated Statements of Income for the Three and Nine
                 Months Ended September 25, 2004 and September 27, 2003       4
              Consolidated Statements of Cash Flows for the Nine Months
                 Ended September 25, 2004 and September 27, 2003              5
              Notes to Consolidated Statements                                6

Item 2.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                     9



Item 3.       Controls and Procedures                                        11
Part II   -   OTHER  INFORMATION

Item 1.       Legal Proceedings                                              11
Item 2.       Changes in Securities                                          11
Item 3.       Defaults Upon Senior Securities                                12
Item 4.       Submission of Matters to a Vote of Security Holders            12
Item 5.       Other Information                                              12
Item 6.       Exhibits and Reports on Form 8-K                               12


Signature
Exhibits      Certifications - Chief Executive Officer and Chief
                Financial Officer                                            13


Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                          SPECTRUM LABORATORIES, INC.
                           Consolidated Balance Sheet
                            AS OF SEPTEMBER 25, 2004
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                   $ 3,586
   Accounts receivable                                                           2,140
   Inventories                                                                   2,877
   Prepaid expenses                                                                208
   Deferred taxes                                                                  579
                                                                               --------

       Total current assets                                                      9,390

INVESTMENT IN MARKETABLE SECURITIES                                              1,723
EQUIPMENT AND LEASEHOLD IMPROVEMENTS                                             2,439
GOODWILL                                                                         1,122
DEFERRED TAXES                                                                     801
PATENTS, subject to amortization, net of accumulated amortization of $227          523
OTHER ASSETS                                                                        33
                                                                               --------

       Total assets                                                            $16,031
                                                                               ========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt                                        $   960
   Accounts payable                                                                496
   Accrued expenses and other current liabilities                                  713
                                                                               --------

       Total current liabilities                                                 2,169

LONG-TERM DEBT, net of current maturities                                        1,065

MINORITY INTEREST                                                                1,755

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, 25,000,000 shares authorized;
     5,312,468 shares issued and outstanding                                        53
   Preferred stock, par value $.01; 10,000,000 shares authorized;
     none issued and outstanding                                                    --
   Additional paid-in capital                                                    8,630
   Accumulated other comprehensive income                                        1,034
   Retained earnings                                                             1,325
                                                                               --------

       Total stockholders' equity                                               11,042
                                                                               --------

       Total liabilities and stockholders' equity                              $16,031
                                                                               ========

See Notes to Consolidated Financial Statements.


                                               SPECTRUM LABORATORIES, INC.
                                            CONSOLIDATED STATEMENTS OF INCOME
                                      (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                                       (UNAUDITED)


                                                     Three Months Ended                  Nine Months Ended
                                                ---------------------------         --------------------------
                                                 September        September         September        September
                                                 25, 2004         27, 2003          25, 2004         27, 2003
                                                 --------         --------          --------         --------
NET SALES                                        $ 3,564          $ 2,653           $10,166          $ 9,438

COSTS AND EXPENSES
    Cost of sales                                  2,016            1,697             5,732            5,263
    Selling, general and administrative            1,005            1,096             2,904            3,234
    Research and development                         221              215               615              633
    Warrant related                                  130               --               130               --
    Other expense, primarily interest                 19               22                62               94
                                                 --------         --------          --------         --------

          Total costs and expenses                 3,391            3,030             9,443            9,224
                                                 --------         --------          --------         --------

Income (loss) before provision of
    income taxes                                     173             (377)              723              214

Provision (benefit) for income taxes                  63             (108)              228               64
                                                 --------         --------          --------         --------

          Net income (loss)                      $   110          $  (269)          $   495          $   150
                                                 ========         ========          ========         ========


Earnings (loss) per share:
    Basic                                        $  0.02          ($ 0.05)          $  0.09          $  0.03
                                                 ========         ========          ========         ========

    Diluted                                      $  0.02          ($ 0.05)          $  0.09          $  0.03
                                                 ========         ========          ========         ========


Weighted average shares outstanding:
    Basic                                          5,312            5,312             5,312            5,312
                                                 ========         ========          ========         ========

    Diluted                                        5,590            5,312             5,575            5,360
                                                 ========         ========          ========         ========

See Notes to Consolidated Financial Statements.

                                         SPECTRUM LABORATORIES, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 25, 2004 AND SEPTEMBER 27, 2003
                                               (IN THOUSANDS)
                                                 (UNAUDITED)


                                                                               2004          2003
                                                                             --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                              $   495       $   150
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                                            616           566
        Noncash compensation and warrant related expense                         139             9
        Change in working capital components:
           (Increase) Decrease in accounts receivable                           (477)          183
           (Increase) in inventories                                            (215)         (579)
           Decrease (Increase) in prepaid expenses & deferred financing           10           (42)
           (Decrease) Increase in accounts payable                              (126)          304
           Increase (Decrease) in accrued expenses                               299           (88)
                                                                             --------      --------

           NET CASH PROVIDED BY OPERATING ACTIVITIES                             741           503
                                                                             --------      --------

CASH FLOWS (USED IN) INVESTING ACTIVITIES:
     Acquisition of equipment and leasehold improvements                        (272)         (443)
                                                                             --------      --------

CASH FLOWS (USED IN) FINANCING ACTIVITIES:
     Principal payments of long-term debt                                       (720)         (703)
                                                                             --------      --------

           NET DECREASE IN CASH AND CASH EQUIVALENTS                            (251)         (643)


CASH AND CASH EQUIVALENTS, beginning of period                                 3,837         5,109
                                                                             --------      --------

CASH AND CASH EQUIVALENTS, end of period                                     $ 3,586       $ 4,466
                                                                             ========      ========

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Basis of Presentation - The accompanying unaudited financial statements consolidate the accounts of Spectrum Laboratories, Inc. and its subsidiaries, SLI Acquisition Corp., Spectrum Europe B.V. and Spectrum Chromatography (collectively, the Company). All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 25, 2004 and the results of its operations and its cash flows for the nine months ended September 25, 2004 and September 27, 2003. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission.

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

The calculations are based on a single-option valuation approach and forfeitures are recognized as they occur. The following table illustrates the effect on net income and earnings per share had compensation cost for stock-based compensation been determined based on the grant date fair values of awards (refer to next page for table):


Note 1 Accounting for Stock-Based Compensation (Continued):

                                                         Three Months Ended                  Nine Months Ended
                                                  ------------------------------      ------------------------------
                                                    September         September         September         September
                                                    25, 2004          27, 2003          25, 2004          27, 2003
                                                  ------------      ------------      ------------      ------------
Net income:
     As reported                                  $   110,000       $  (269,000)      $   495,000       $   150,000
        Add total stock-based compensation
        expense determined under APB opinion
        25, net of related tax effects                  3,000             3,000             9,000             9,000
        (Deduct) total stock-based employee
        compensation expense determined
        under the fair value method based for
        all awards, net of related tax benefits       (15,000)          (16,000)          (44,000)          (49,000)
                                                  ------------      ------------      ------------      ------------

                                                  $    98,000       $  (282,000)      $   460,000       $   110,000
                                                  ============      ============      ============      ============

Basic earnings (loss) per share:
     As reported                                  $      0.02       $     (0.05)      $      0.09       $      0.03
     Pro forma                                    $      0.02       $     (0.05)      $      0.09       $      0.02
Diluted earnings (loss) per share:
     As reported                                  $      0.02       $     (0.05)      $      0.09       $      0.03
     Pro forma                                    $      0.02       $     (0.05)      $      0.08       $      0.02


Weighted average shares outstanding:
     Basic                                          5,312,000         5,312,000         5,312,000         5,312,000
                                                  ============      ============      ============      ============

     Diluted                                        5,590,000         5,312,000         5,575,000         5,360,000
                                                  ============      ============      ============      ============


Note 2 - Inventories

Inventories are stated at the lower of cost or market , determined using the first-in, first-out method, or net realizable value and are composed of the following (in thousands):

          Raw materials                                      $2,422
          Work in process                                       305
          Finished goods                                        769
                                                             -------
                                                              3,496
          Less reserve for slow moving & obsolete items        (619)
                                                             -------
                                                             $2,877
                                                             =======

Note 3 - Earnings per Share

Basic earnings per share is computed by dividing the net income attributable to the common stockholders by the weighted average number of common shares outstanding during the period. There is no adjustment in the net income attributable to common stockholders. Diluted earnings per share reflect the potential dilution that could occur from common shares issuable through stock options and warrants (277,252 and 263,009 equivalent shares in the fiscal year 2004 three and nine month periods respectively and 0 and 143,743 shares in fiscal year 2003 three and nine month periods, respectively).

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

Revenue by product group is as follows (in thousands):

                              Three Months Ended         Nine Months Ended
                            ----------------------    ----------------------
                            September    September    September    September
                            25, 2004     27, 2003     25, 2004     27, 2003
                            --------     --------     --------     --------
         BioProcessing        3,142        2,282        8,916        8,224
         OR                     422          371        1,250        1,214
                            --------     --------     --------     --------

                            $ 3,564      $ 2,653      $10,166      $ 9,438
                            ========     ========     ========     ========

Note 6 - Option Plan

The Company has an option plan referred to as the 2000 Option Plan (the "2000 Option Plan" or "Plan") with 600,000 shares of common stock reserved for option grants to key employees, directors and consultants. Exercise prices for the stock options will not be less than 100% of the fair market value of the stock on the date of grant. Options under the Plan expire not more than ten years from date of grant. Options under the Plan become exercisable over a 5 year period (20% per year). As of September 25, 2004, there were 575,050 options outstanding under the 2000 Option Plan. In addition to the 2000 Option Plan there are 265,624 non qualified stock options outstanding. There were 25,000 options granted to one key employee during the nine months ended September 25, 2004 while 8,050 options were forfeited.

Note 7- Comprehensive Income

Comprehensive income is comprised of net income and Other Comprehensive Income ("OCI"). OCI includes certain changes in stockholders' equity that are excluded from net income. Specifically, the Company includes in OCI changes in the fair value of unrealized gains and losses on Spectrum's available for sale securities. The activity in comprehensive income during the three and nine month periods ended September 25, 2004 was as follows (in thousands):

                                            Three Months      Nine Months
                                               Ended            Ended
                                            September 25,    September 25,
                                                2004             2004
                                            -------------    -------------
         Net Income                            $ 110            $ 495
         Unrealized gain on investment in
          marketable securities                  526              816
         Tax expense                            (210)            (326)
                                               ------           ------

         Comprehensive income                  $ 426            $ 985
                                               ======           ======


The activity in accumulated OCI, net of taxes for the nine months ended September 25, 2004 was as follows (in thousands):

         Unrealized gain on securities available for sale (net of  tax
          effect of $363 at the beginning of the year)                    $  544

         Change in unrealized gain on securities available for sale
          (net of tax effect of $326)                                        490

                                                                          ------
         Unrealized gain on securities available for sale as of
          September 25, 2004, (net of tax effect of $689)                 $1,034
                                                                          ======

Spectrum did not have any securities available for sale during the nine months ended September 27, 2003.

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

Results of Operations

Sales
-----
Total sales for the third quarter ended September 25, 2004 totaled $3,564,000, an increase of $911,000 (34.3%), when compared to the same period in 2003, although third quarter sales in 2003 were significantly lower than normal. As noted in Spectrum's 2003 third quarter 10QSB quarterly sales were down from the same quarter in 2002 by $523,000 (16.5%) principally due to order timing from certain large customers.

Sales on a year to date basis for 2004 were $10,166,000, an increase of $728,000 (7.7%) as compared to 2003. From a product perspective sales for both BioProcessing and OR products are above prior year by $692,000 (8.4%) and $36,000 (3.0%), respectively.

Gross Margin
------------
Gross margin for the second quarter of 2004 was $1,548,000 (43.4%) versus prior year second quarter margin of $956,000 (36.0%). Prior year quarterly margin was negatively impacted by significantly lower sales and unfavorable overhead absorption. On a year to date ("YTD") basis gross margin for 2004 was $4,434,000 (43.6%) versus $4,175,000 (44.2%) for 2003 an increase of $259,000 (6.2%)
although gross margin percentage declined slightly from 44.2% YTD in 2003 to 43.6% YTD in 2004. The decline in gross margin percentage, as noted in Spectrum's prior 10QSBs issued in 2004, was principally attributable to one Spectrum product being specifically built for one customer that had a lower than normal gross margin. The large order associated with this customer has know been fully shipped.

Selling, General & Administrative ("SG&A") and Research & Developmental Expenses
--------------------------------------------------------------------------------
("R&D")
-------
During the third quarter of 2004 R&D expenses were $221,000 while SG&A expenses were $1,005,000 resulting in a slight increase in R&D expenses of $6,000 (2.8%) while SG&A expenses decreased $91,000 (8.3%), when compared to 2003. The decline in SG&A expenditures were principally related to reduced advertising related expenditures partially offset by accrued expenses concerning Spectrum going private. Refer to Subsequent Event below.

On a year to date basis R&D expenditures totaled $615,000, a decrease of $18,000 (2.8%) versus prior year. YTD SG&A expenses totaled $2,904,000 a reduction of $330,000 (10.2%) compared to 2003, principally associated with lower advertising related expenditures although reduced salary & related expenditures were also a contributing factor

Warrant Related
---------------
During the first quarter of 2004 the Company issued warrants to a third party (the Warrant Holder) to purchase 125,000 shares of common stock at $1.70 per share through February 4, 2010. The Warrant Holder is entitled to purchase an additional 125,000 shares of common stock at $1.70 upon having assisted Spectrum in raising at least $2.5 million in gross proceeds from one or more private or public equity financings originated or facilitated by the Warrant Holder through February 3, 2010.

Spectrum's estimate of the fair value of the first 125,000 warrants granted were made using the Black-Scholes warrant-pricing model with the following weighted average assumptions: expected life of three years; stock volatility of 66%; risk-free interest rate 2.5%; and no dividends during the expected term. Based on the Black-Scholes warrant-pricing model Spectrum and the Board of Directors decision not to actively pursue either private or public equity financing at this time Spectrum has recorded $130,000 in warrant related expense in the third quarter associated with the 125,000 warrants issued during the first quarter. If Spectrum is successful in the future, in raising the required $2.5 million, with the Warrant Holder's assistance, the additional 125,000 warrants will vest immediately upon issuance and the Company will measure the warrants using the Black-Scholes warrant pricing model and the fair value of the warrants will be charged against the proceeds at that time.

Net Income
----------
Considering the above, net income for the quarter was $110,000 versus a net loss of $269,000 in the third quarter of 2003. On a YTD basis net income for 2004 was $495,000 compared to $150,000 in 2003.

Liquidity and Capital Resources
-------------------------------
Cash provided by operations for the first nine months of 2004 was $741,000. Working capital components consumed cash of $509,000 principally due to the increase in accounts receivable of $477,000. The increase in receivables relates to timing, principally relating to a sales perspective although timing of collections was a contributing factor. The Company believes there are no material collection issues and its current reserves are adequate.

The above discussion of cash provided by operating activities was also impacted by financing activity relating to $720,000 in bank loan payments and $272,000 in investing activity associated with the acquisition of equipment. This resulted in a net decrease in cash for the YTD period of approximately $251,000 to a cash balance at September 25, 2004 of $3,586,000.

In December of 2001 Spectrum entered into a specific research, licensing, manufacturing and supply agreements (the "Agreements") with an unrelated company, now known as Arbios Systems, Inc. ("Arbios"). These Agreements, among other aspects, resulted in Spectrum being granted 362,669 shares of Arbios. Arbios became a public company on October 30, 2003 and originally traded on the Pink Sheets electronic trading system under the symbol of ABOS.PK. Arbios is now listed on the OTC Bulleting Board under the symbol of ABOS.OB. Arbios is an early-stage biomedical device company engaged in the discovery, acquisition and development of proprietary liver assist devices and new technologies useful in the diagnosis and treatment of acute liver failure. In compliance with SFAS No. 115 based on the listed trade price of $2.50 per share Spectrum allocated $907,000 as the fair market value reflecting this amount as accumulated other comprehensive income on its balance sheet as of December 27, 2003. Based on Arbios most recent trade price of $4.75, as of September 25, 2004, Spectrum reflected an increase in fair market value of $816,000 to $1,723,000 on its balance sheet as of September 25, 2004. Spectrum has classified this amount as a non current asset as it realizes there have been limited trades in Arbios and the potential to sell the stock may be limited. In addition, due to Arbios being an early stage developmental company, this investment may be subject to significant adjustments.

The Company is obligated under the terms of various operating lease agreements for manufacturing, warehouse and office facilities. Certain of these leases provide for rent escalation adjustments. Minimum future rental payments under these operating lease agreements for the final quarter ending December 28, 2004 and the subsequent years ending December 31 are as follows: final quarter 2004 $123,000; years ending 2005 $336,000; and 2006 $106,000 (total $565,000).

Subsequent Events
-----------------
The Board of Directors of Spectrum elected on October 6, 2004 to amend its Certificate of Incorporation to effect a 1 for 25,000 reverse stock split. Stockholders, subsequent to the reverse stock split, holding fractional shares, would be paid $2.56 per share for each pre reverse stock split share. The Board of Directors then elected to effectuate a going private transaction as subsequent to the reverse stock split the Company anticipates it will only have 3 shareholders.

To effectuate the above transactions Spectrum filed a Schedule 14C Information Statement with the Securities and Exchange Commission ("SEC") on October 12, 2004. In addition the Company filed a Schedule 13E-3 Transaction Statement on October 13, 2004 with a subsequent amended Schedule 13E-3A being filed on October 19, 2004. It is anticipated this process will be finalized prior to December 25, 2004, Spectrum's fiscal 2004 year end. The Company has recognized $35,000 in expense as of September 25, 2004 relating to going private.

The Company hired a new President during the third quarter of 2004. Spectrum's former President has assumed the position of Senior Vice President and Chief Scientific Officer.

Considering the timing of the filing of this 10QSB, Spectrum has performed its annual year end physical inventory and is currently analyzing its year end financial information. The Company anticipates it will incur an approximate physical inventory adjustment of $185,000. Considering fourth quarter sales will approximate $3.1 million, the above noted inventory loss and an anticipated increase in SG&A expenses from the average of the prior three quarters of approximately $75,000, Spectrum currently estimates a fourth quarter pre tax loss of approximately $150,000. This will result in an anticipated annual pre tax income for 2004 of approximately $575,000.

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

Item 5.  Other Information
          None

Item 6.  Exhibits and Reports on Form 8-K
         (a) Exhibits

31 (a) & (b)      Rule 13a-14(a)/15d-14(a) Certifications

32 (a) & (b)      18 U.S.C. Section 1350 Certifications

         (b) The Company filed no reports on Form 8-K during the quarter ended September 25, 2004.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 31, 2005.

SPECTRUM LABORATORIES, INC.
(Registrant)


/S/ Roy T. Eddleman
-------------------
Signature

Roy T. Eddleman
Chief Executive Officer



/S/ Brian A. Watts
-------------------
Signature

Brian A. Watts
Chief Financial Officer/Vice President of Finance