Form 10KSB
period 2004-12-25
SPECTRUM LABORATORIES INC /CA
filed 2005-04-13
CIK 319013

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 25, 2004

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

      State issuer's revenues for its most recent fiscal year: $13,250,000

The aggregate market value of voting stock held by nonaffiliates of the registrant is $182,682 as of February 28, 2005, based on the $2.23 per share bid closing price for the Common Stock in the over-the-counter market on such date, representing 81,920 shares held by nonaffiliates.

Number of shares of Common Stock outstanding as of April 7, 2005:  5,312,468

                                                   TABLE OF CONTENTS
                                               FORM 10-KSB ANNUAL REPORT
                                         FOR THE YEAR ENDED DECEMBER 25, 2004
                                              SPECTRUM LABORATORIES, INC.


Item No.                                                                                                          Page
--------                                                                                                          ----
    PART I
    1.         Description of Business  .......................................................................     3
    1-2.       Sales & Distribution  ..........................................................................     4
    1-3.       Production & Purchasing  .......................................................................     4
    1-4.       Patents Trademarks & Licenses  .................................................................     4
    1-5.       Dependence on Single Customer or Product  ......................................................     5
    1-6.       Backlog  .......................................................................................     5
    1-7.       Competition ....................................................................................     5
    1-8.       Government Regulations..........................................................................     5
    1-9.       Research & Development  ........................................................................     6
    1-10.      Number of Persons Employed  ....................................................................     6
    1-11.      Financial Information About Geographic Areas ...................................................     6
    2.         Description of Property  .......................................................................     6
    3.         Legal Proceedings  .............................................................................     7
    4.         Submission of Matters to a Vote of Security Holders ............................................     7


    PART II
    5.         Market for Common Equity, and Related Shareholder Matters and Small Business Issuer
               Purchases of Equity Securities .................................................................     7
    6.         Management's Discussion and Analysis or Plan of Operations  ....................................     8
    7.         Financial Statements  ..........................................................................    10
    8.         Changes In and Disagreements with Accountants on Accounting and Financial Disclosure ...........    10
    8A.        Controls and Procedures  .......................................................................    11
    8B.        Other Information  .............................................................................    11


      PART III
    9.         Directors, and Executive Officers of the Registrant,............................................    11
    10.        Executive Compensation..........................................................................    13
    11.        Security Ownership of Certain Beneficial Owners and Management and Related
               Stockholder Matters.............................................................................    15
    12.        Certain Relationships and Related Transactions..................................................    15
    13.        Exhibits, Lists and Reports on Form 8-K.........................................................    16
    14.        Principle Accountant Fees and Services..........................................................    18


                                                          2

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

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Spectrum Laboratories, Inc. (the "Company" or "Spectrum") a Delaware Corporation was originally incorporated under the laws of the state of California in June 1980 as Immutron, Inc. In November 1982 the Company changed its name to Spectrum Laboratories, Inc. The Company reincorporated in Delaware in September 1998. The Company's principal executive offices are located at 18617 Broadwick Street, Rancho Dominguez, California 90220.

On March 21, 2005, the Company filed a Preliminary Information Statement with the Securities and Exchange Commission reporting that the Company decided to amend its Certificate of Incorporation to effectuate a 1 to 25,000 reverse stock split. As a result of the reverse stock split, the Company will have only three stockholders. The Company's common stock will cease to be listed on the OTC Bulletin Board after the reverse split, and the Company will cease to file periodic reports with the Securities and Exchange Commission. The reverse stock split was unanimously by the Board of Directors at a meeting on October 6, 2004 and by holders of 98.4% of the outstanding shares of Common Stock by written consent pursuant to the Delaware General Business Law. The Company plans to amend its certificate of incorporation once it has received clearance by the SEC and has mailed a Definitive Information Statement to its shareholders.

PRODUCT GROUPS

The Company consists of three product groups, Bioprocessing, scaled from laboratory bench top to manufacturing of diagnostics and pharmaceuticals, Original Equipment Manufacturing ("OEM") and Operating Room Disposables which define the company's approach to serving customers.

The Bioprocessing unit sells membranes, membrane devices and other products used by customers at universities, government institutions, non-profit organizations, pharmaceutical, diagnostic and biotechnology companies. These products are originally used for life science research and high technology applications with some applications growing into GMP ("Good Manufacturing Practices") for diagnostics and pharmaceuticals.

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

Customers and potential customers, wherever located, are encouraged to communicate by the Company's toll free 800 telephone numbers or via the Company's website on (spectrumlabs.com) for technical staff consultation or for placing orders. Shipments are made five days a week from four locations. The Company strives to ship its products to customers in a timely and acceptable fashion. The Company maintains inventory levels which, it believes to be appropriate to meet its current demands.

1-2. SALES & DISTRIBUTION

During 2004, approximately 2,200 products were sold to over 1,000 direct user accounts and over 200 dealer accounts with end users including hospitals, universities, pharmaceutical, industrial, diagnostics and biotechnology companies and commercial laboratories as well as non-profit organizations and governmental institutions. Small orders in laboratory quantities averaging approximately $250 accounted for less than 5% of the Company's sales. The Company's orders received in excess of $5,000 accounted for over 50% of the sales in 2004.

1-3.  PRODUCTION & PURCHASING

The Company has a membrane production facility in Rancho Dominguez, Operating Room Disposables are produced in Dallas and Chromatography instruments and columns are produced in Houston.

The Company manufactures greater than 90% of its products, which represented over 95% of the sales in 2004. Products not manufactured by the Company are purchased to its specifications from numerous manufacturing sources.

None of the Company suppliers accounted for more than 10% of the Company purchases in 2004. The Company has generally been able to obtain adequate supplies of products and materials to meet its needs. No assurance can be given that additional or other shortages not will occur in the future.

Whether a product is produced by the Company or purchased from outside suppliers, it is subjected to quality control procedures, including the verification of porosity and with certain products, the complete validation for GMP, FDA, CE and ISO 2001 compliance, prior to final packaging. Quality control is performed by a staff of technicians utilizing calibrated equipment.

1-4. PATENTS, TRADEMARKS & LICENSES

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

1-5. DEPENDENCE ON A SINGLE CUSTOMER OR PRODUCT

The Company does not believe that its business would be adversely affected by the loss of any individual customer or small group of customers. During the 2004 and 2003 fiscal years, two distributors individually accounted for 10% or more of the Company's total sales which were approximately 13% and 12%, respectively in fiscal 2004 while both distributors each accounted for approximately 13% of sales in fiscal 2003. No individual product accounted for 10% or more of sales in either fiscal 2004 or 2003.

1-6. BACKLOG

As of December 25, 2004 the Company had a current backlog of open orders of approximately $503,000 and $753,000 in orders from customers specifically requesting items that were to be shipped during fiscal 2005.

1-7. COMPETITION

Substantial competition exists in all of the Company's marketing and production areas.

In all product areas the Company competes primarily on the basis of customer service, products quality and price. The Company markets its products through its three business units; Bioprocessing, OEM and Operating Room Disposables. The Company has over 10,000 catalogs in the marketplace in 2004 for the Spectrum brands with customers and potential customers throughout the world. These catalogs are supplemented with advertisements in chemical and other scientific journals, though the use of mailing of special products brochures, personal visits by sales and technical representatives with customers and through its web site. The Company competes with several medium and small companies in each of its product categories. The Company also competes with several large companies such as Pall and Millipore. These competitors have greater financial resources, larger sales and marketing and product development departments, stronger name recognition, longer operating histories and benefit from greater economies of scale. These factors, among others, may enable our competitors to market their products at lower prices or on terms more advantageous to customers than those we could offer for our competitive products. These competitors may have a greater ability to procure product licenses, as well as to market and distribute products. Competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations.

1-8. GOVERNMENT REGULATIONS

The Company engages principally in the business of selling products, which are not foods or food additives, drugs or cosmetics within the meaning of the federal Food, Drug and Cosmetic Act, as amended (the "FDC Act").

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

1-9.  RESEARCH AND DEVELOPMENT

The Company incurred research and product development expenses of approximately $843,000 in 2004 and $868,000 in 2003. Research and product development functions are particularly important for the Company's future growth.

1-10.  NUMBER OF PERSONS EMPLOYED

The Company had 116 employees as of December 25, 2004 of which 4 were part time employees. The total number employed in the United States was 113 with the remaining 3 employed by the Company's foreign subsidiary. The Company's employees and consultants have degrees in chemistry, biotechnology, engineering or other scientific disciplines, including approximately 6 with their doctorate degree.

1-11. FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

In the years ended December 25, 2004, approximately 25% of the Company's sales were customers outside the United States. The sales were made directly by the Company, through distributors and by a subsidiary located in the Netherlands.

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

The Company has a sales and distribution facility in The Netherlands. The Company expects to continue to expand its production and distribution capabilities in selected markets. The Company now uses about 30% of its manufacturing capacity and expects to increase the utilization of its facilities in the future. The Company anticipates it will be extending its lease on its principal facility upon its current termination date of July 2005.
Information regarding the Company's major facilities is as follows:

                                                                            Lease           Monthly
         Location                 Principal Usage         Sq. Feet        Term. Date        Rental
----------------------------     ------------------      ----------       ----------       ---------
Rancho Dominguez, CA             Administration
                                 and Manufacturing          55,000               7/05      $  31,112
Dallas, TX                       Manufacturing              20,000              12/06          5,833
Houston, TX                      Manufacturing               9,975               8/06          4,339
Breda, The Netherlands           Sales                       1,400              12/06          2,898

ITEM 3     LEGAL PROCEEDINGS

The Company is not currently aware of any formal legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the stockholders for a vote during the quarter ended 2004.


                                     PART II

ITEM 5 MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS ISSUERS PURCHASES OF EQUITY SECURITIES

The Company's Common Stock is currently traded on the Over the Counter (OTC) Bulletin Board, symbol SPTM.

The following table sets forth the high and low market prices for the last two years. The quotations shown represent inter-dealer prices without adjustment for retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

                      2004                               High            Low
                      ----
                      First Quarter                   $  4.00          $  1.70
                      Second Quarter                     2.50             2.25
                      Third Quarter                      2.10             2.05
                      Fourth Quarter                     2.34             2.22

                      2003                               High            Low
                      ----
                      First Quarter                   $  0.55          $  0.55
                      Second Quarter                     2.95             0.65
                      Third Quarter                      2.25             2.15
                      Fourth Quarter                     2.50             1.60

DIVIDENDS

No dividends have been declared or paid by the Company since inception. Additionally, the Company's financing agreement with City National Bank prohibits the payment of dividends without the bank's approval. The Company intends to employ all available funds for development of its business and, accordingly, does not intend to pay cash dividends in the foreseeable future.

HOLDERS

As of December 25, 2004, the number of holders of record of the Company's Common Stock was 458.

REPURCHASE OF SECURITIES

The Company did not repurchase any of its comment equity during the fiscal year ended December 25, 2004.

RECENT SALES OF UNREGISTERED SECURITIES

The Company issued warrants to Technomedics Management & Systems, Inc. to purchase up to 125,000 shares of its common stock. The warrants were issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes the securities authorized for issuance as of December 25, 2004 under the Company's 2000 Option Plan, the incentive agreement dated August 10, 1998 and the above mentioned warrants, the number of shares of our common stock issuable upon the exercise of outstanding options, the weighted average exercise price of such options and the number of additional shares of our common stock still authorized for issuance under such plan.

                                              Equity Compensation Plan Information
--------------------------------------------------------------------------------------------------------------------------------

                                                                                                        Number of securities
                                                                                                       remaining available for
                                  Number of securities to be                                            future issuance under
                                   issued upon exercise of           Weighted-average exercise        equity compensation plans
                                outstanding options, warrants       price of outstanding options,       (excluding securities
Plan category                            and rights                    warrants and rights             reflected in column (a))
--------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders               574,050                            $1.95                             25,950
--------------------------------------------------------------------------------------------------------------------------------

Equity compensation plans not
approved by security holders               390,624                            $1.36                               *
--------------------------------------------------------------------------------------------------------------------------------
Total                                      964,674
------------------------------------------------------------

* Incentive plan with Company's Senior Vice President, includes anti-dilution rights to maintain 5% stock ownership.


ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected the financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the current plans of the Company and its majority-owned subsidiaries, SLI Acquisition Corp. (SLIAC), Spectrum Europe B.V. (Spectrum B.V.) and Spectrum Chromatography, Inc. (Chromatography).

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

RESULTS OF OPERATIONS - FISCAL YEAR 2004 COMPARED TO FISCAL YEAR 2003

Consolidated sales for 2004 of $13,250,000 were above 2003 fiscal sales by $706,000 (5.6%). From a product group perspective, OEM sales exceeded the prior year by $469,000 (23.5%), Bioprocessing/laboratory products were $224,000 (2.5%) ahead of prior year while Operating Room Disposable products were marginally ahead of 2003 sales by $13,000 (0.8%). The increase in OEM revenues is principally related to an increase in orders from one significant account in 2004, partially offset by a decrease in another OEM account. Sales of the Bioprocessing/laboratory products increased by $224,000 (2.5%) although a major portion of this increase related to Spectrum's European subsidiary that benefited from the year over year increase in the Euro exchange rate of 9.3%, resulting in an exchange rate positive impact on sales of $146,000. From a geographical perspective, sales increased within each region, as sales in the U.S. increased $397,000 (4.2%), Japan sales increased $62,000 (9.8%), and all other countries collectively, increased $101,000 (4.2%), exclusive of the aforementioned positive exchange impact.

Cost of sales increased $937,000 (13.8%), versus the above discussed sales increase of 5.6%, resulting in gross margin percent in 2004 of 41.7% versus 2003 gross margin percentage of 45.8%. The decline in margin principally relates to product mix within the Company's OEM product line.

Research and development expenses in 2004 were $843,000, a decrease of $25,000 (2.9%) from 2003. The decrease primarily relates to lower salary and related expenditures partially offset by increased engineering consulting related expenses.

Selling, general and administrative expenses (SG&A) were $3.908,000 in 2004 a decrease of $509,000 (11.5%). The decrease in SG&A expenses principally related to advertising related expenditures, with a decrease of $318,000. The decrease in advertising was principally attributable to the company incurring limited catalog amortization during 2004 and no newsletter expenditures during the current year as Spectrum did not issue any BioProcessor newsletters in 2004 versus the three newsletters issued in 2003. Spectrum also incurred lower salary and related expenditures of approximately $110,000 in 2004 versus 2003.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2004, the Company generated approximately $1,410,000 of cash from operating activities. Net working capital utilized $10,000 in cash during 2004 as the increase in inventory was principally offset by the decrease in prepaids, while the decrease in accounts payable was more than offset by the increase in accrued expenses. The Company expended $383,000 on fixed assets and did pay $960,000 in debt payments during 2004 although it increased its total debt by $4,215,000 in December of 2004.

The City National Bank credit agreement does restrict the use of the cash proceeds to certain purposes as defined in the agreement. The credit agreement prohibits the payment of cash dividends without prior bank approval.

In December of 2001 Spectrum entered into a specific research, licensing, manufacturing and supply agreements (the "Agreements") with an unrelated company, now known as Arbios Systems, Inc. ("Arbios"). These Agreements, among other aspects, resulted in Spectrum being granted 362,669 shares of Arbios. Arbios became a public company on October 30, 2003 and is listed on the OTC Bulleting Board under the symbol of ABOS.OB. Arbios is an early-stage biomedical device company engaged in the discovery, acquisition and development of proprietary liver assist devices and new technologies useful in the diagnosis and treatment of acute liver failure. In compliance with FAS115 based on the listed trade price of $2.65 per share Spectrum has allocated $961,000 as the fair market value reflecting this amount as comprehensive income on its balance sheet. Spectrum has classified this amount as a non current asset as it realizes there have been limited trades in Arbios and the potential to sell the stock may be limited. Arbios being an early stage developmental company this investment may be subject to significant adjustments. Spectrum's Chairman of the Board of Directors and Chief Executive Officer is also a member of the Board of Directors of Arbios.

The Company's management believes that cash on hand plus cash anticipated to be generated from operations will be sufficient to meet the Company's cash requirements for 2005.

A summary of our contractual cash obligations at December 25, 2004 is as follows:

                                                                                             2008 and
  Contractual Obligation           Total           2005           2006           2007       thereafter
----------------------------    -----------------------------------------------------------------------
  Debt                          $6,000,000     $  935,000     $1,020,000     $1,185,000     $2,860,000
  Leases                           672,000        566,000        106,000             --             --
  Open Purchase Commitments        325,000        325,000             --             --             --
                                -----------------------------------------------------------------------
  Total                         $6,672,000     $1,501,000     $1,126,000     $1,185,000     $2,860,000
                                -----------------------------------------------------------------------

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any off balance sheet arrangements.

ITEM 7     FINANCIAL STATEMENTS

The financial statements in response to this Item are submitted in a separate section of this Report. The Index to the financial statements is as follows:

INDEPENDENTS AUDITORS' REPORTS                                          F-1&2

FINANCIAL STATEMENTS
    Consolidated balance sheet                                          F-3
    Consolidated statements of income                                   F-4
    Consolidated statements of stockholders' equity                     F-5
    Consolidated statements of cash flows                               F-6
    Notes to consolidated financial statements                          F-7
    Schedule - Valuation Allowances                                     F-19

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Spectrum filed two Forms 8-K reports during the quarter ended December 25, 2004 relating the resignation of the Company's independent accountant. The reports were filed on November 18, 2004 and November 24, 2004.

Other than the disagreement with Spectrum's former independent registered public accounting firm, as disclosed on applicable Form 8-Ks, noted above, there are no disagreements with Accountants on Accounting and Financial Disclosures.

8A.        CONTROLS AND PROCEDURES

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

The Company's prior President, Mr. Jesus Martinez, has been named Vice President and will be principally responsible for developing new products relating to Spectrum's OEM market.

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

8B.        OTHER INFORMATION

Mr. Anthony MacDonald was named the Company's President on September 7, 2004. Mr. MacDonald comes to Spectrum from Pall Corporation where he served for several years as Vice President of Sales and Marketing for Life Science TFF products division until 2000. Most recently, Mr. MacDonald was Vice President of Sales and Marketing for SolmeteX where he helped to refocus the Company from an R&D development company to a commercial success. He brings to Spectrum over 18 years experience in sales and marketing of filtration and separations related products. Mr. MacDonald entered into a three year employment agreement dated December 17, 2004 thru August 31, 2007, subject to potential earlier termination, as provided within the agreement. The material terms of the employment agreement are as follows; annual base salary of $175,000 increasing to $200,000 upon his family relocating to California, an annual $50,000 bonus potential based on criteria developed by the Board of Directors, 125,000 stock options to be issued at fair market value and normal fringe benefits provided Spectrum's employees.

Dr. Whitescarver, due to a recent policy instituted by his employer, restricting employees from being a member of a board of directors for outside companies, resigned from Spectrum's Board of Director's effective April 9, 2005.


                                    PART III

ITEM 9.    DIRECTORS, AND EXECUTIVE OFFICERS, OF THE REGISTRANT

The following table and text set forth the names of all directors and executive officers of our Company as of April 7, 2005. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of shareholders. Also provided herein are brief descriptions of the business experience of each director and executive officer.

Name                                            Age         Director Since                  Position
----                                            ---         --------------                  --------
Roy T. Eddleman                                 65          July 30, 1982           Chairman, CEO & Director

Brian A. Watts                                  57               ----               CFO - Vice President Finance

Walter J. Lack, J.D.                            57          January 2, 1999         Secretary & Director

Thomas V. Girardi, J.D.                         65          January 2, 1999         Director

Jay Henis, Ph.D.                                66          January 2, 1999         Director

Anthony J. MacDonald                            43               ----               President

F. Jesus Martinez                               65               ----               Senior Vice President

William R. Martin                               50               ----               Vice President Manufacturing

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

Anthony MacDonald joined the Company as President effective September 7, 2004. Mr. MacDonald comes to Spectrum from Pall Corporation where he served for several years as Vice President of Sales and Marketing for Life Science TFF products division until 2000. Most recently, Mr. MacDonald was Vice President of Sales and Marketing for SolmeteX where he helped to refocus the Company from an R&D development company to a commercial success. He brings to Spectrum over 18 years experience in sales and marketing of filtration and separations related products.

F. Jesus Martinez is now a Senior Vice President and was formerly Chief Operating Officer and President of the Company from September, 1995 thru September 6, 2004. Mr. Martinez held the position of Vice President of R&D and Operations from August 1989 to September 1995. He has held senior management positions at Baxter Healthcare Corporation, National Medical Care, Minntech Corporation and is inventor or co-inventor of over twenty patents in medical devices.

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

The Company sponsors no pension, retirement, annuity, savings or similar benefit plans that it was required to fund in 2004. The Company does sponsor an employee only contributory 401K Plan. Directors are not compensated for their services on the Company's Board of Directors.

AUDIT COMMITTEE AND AUDIT COMMITTEE EXPERT
------------------------------------------

Spectrum has a separately-designated audit committee. The Board of Directors has instructed the Audit Committee to meet periodically with the company's management and independent accountants to, among other things, review the results of the annual audit and quarterly reviews and discuss the financial statements, recommend to the Board the independent accountants to be retained, and receive and consider the accountants' comments as to controls, adequacy of staff and management performance and procedures in connection with audit and financial controls. The Audit Committee is also authorized to review related party transactions for potential conflicts of interest. The Audit Committee is chaired by Mr. Lack, and Mr. Girardi is a member. Each individual is a non-employee director. Spectrum has not elected an Audit Committee Expert.

CODE OF ETHICS
--------------

The Board of Directors adopted a Code of Business Conduct and Ethics (Code of Ethics) at its meeting on February 12, 2004. The Code of Ethics stresses all employees, but especially the CEO, CFO and Senior Financial Officers are to act with honesty & integrity, comply with rules and regulations of all governing bodies and provide information that is accurate, complete, relevant, timely and understandable in all reporting aspects.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
-------------------------------------------------------

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934 during our most recent fiscal year and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year, all officers, directors and owners of 10% or more of our outstanding shares have filed all Forms 3, 4 an 5 required by Section 16(a) of the Securities Exchange Act of 1934, as amended with the exception of Mr. Anthony MacDonald who failed to timely file Form 3 when he was appointed President in September 2004.

ITEM 10.   EXECUTIVE COMPENSATION

The following table sets forth aggregate amounts of compensation paid or accrued to the Chief Executive Officer and the other four most highly compensated executive officers (the "Named Executive Officers") whose annual expected compensation exceeded $100,000 as of December 25, 2004.

                                   ANNUAL COMPENSATION                 LONG TERM COMPENSATION
                           ----------------------------------   --------------------------------------
                                                                  RESTRICTED       STOCK                     ALL
    Name and Position        Year        Salary       Bonus      STOCK AWARDS     OPTIONS      LTIP       OTHER (1)
------------------------   --------   -----------   ---------   --------------------------------------   -----------
Roy T. Eddleman              2004     $  120,192                                                            304,613
Chief Executive Officer      2003        160,000     162,500                                                311,617
                             2002        160,000     140,000                                                324,848

F. Jesus Martinez            2004        132,452
President                    2003        145,000
                             2002        145,000      35,000

Brian A. Watts               2004        109,615
Chief Financial Officer      2003        120,000
Chief Financial Officer      2002        120,000      30,000                      200,000

(1) Royalties based are at 7% on sales of certain products.

The following table sets forth information relating to stock options held by the Company's executive officers as of December 25, 2004:

                                       Number of Securities Underlying        Value of Unexercised
                                             Unexercised Options              In-the-Money Options
                                       -------------------------------   -------------------------------
              Name                        Exercisable/Unexercisable         Exercisable/Unexercisable
------------------------------------   -------------------------------   -------------------------------
Anthony J. MacDonald                              548/124,452                     $1,150/$261,350
President

F. Jesus Martinez                                  265,624/0                         $319,000/$0
Senior Vice President

Brian A. Watts                                  89,166/110,834                   $136,424/$169,576
Chief Financial Officier

William R. Martin                                11,146/13,854                    $17,053/$21,197
Vice President of Manufacturing

                                       Option/SAR Grants in 2004
------------------------------------------------------------------------------------------------------
                                           Individual Grants
------------------------------------------------------------------------------------------------------
                            Number of Securities       % of Total
                                 Underlying            Options/SARs
                                Options/SARs        Granted to Employees    Exercise      Expiration
          Name                    Granted                in 2004             Price           Date

-------------------------  ---------------------   ---------------------   ----------   --------------
Anthony J. MacDonald              125,000                  83.3              $ 2.10       12/17/2014

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock at December 25, 2004 by (i) all persons known by management to be beneficial owners of more than 5% of its Common Stock,
(ii) all directors and nominees and (iii) all directors and nominees and officers of the Company as a group:

                                                          Amount and Nature                        Percent
                   Name and Address                    of Beneficial Ownership                   of Class (1)
         -------------------------------------      -----------------------------              ---------------
         Roy T. Eddleman                                     4,320,128                               81.3
         18617 Broadwick Street
         Rancho Dominguez, CA 90220

         Thomas V. Girardi, J.D.                               800,002                               15.1
         1126 Wilshire Blvd.
         Los Angeles, CA  90017

         Jay Henis, Ph.D.                                       17,000                (2)            0.3
         501 Marford Drive
         St. Louis, MO 63141

         Walter J. Lack, J.D.                                  109,918                               2.1
         10100 Santa Monica Blvd.
         Los Angeles, CA  90067

         Jack Whitescarver, Ph.D.                               17,000              (2) (3)          0.3
         4301 Massachusetts Ave. NW #6002
         Washington, D.C.  20016

         F. Jesus Martinez                                     265,624                (1)            4.8
         18617 Broadwick Street
         Rancho Dominguez, CA  90220

         Brian A. Watts                                         80,000                (1)            1.5
         18617 Broadwick Street
         Rancho Dominguez, CA  90220

         All directors and officers as a                      5,609,672               (4)           98.6
            group (7 in number)

         (1) Amounts are based on total common shares outstanding of 5,312,468 unless noted.
         (2) Entire amount is comprised of exercisable stock options.
         (3) Individual resigned from Board of Director's effective April 9, 2005.
         (4) Includes 379,624 exercisable stock options.

ITEM 12     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to the terms of a royalty agreement with the Company, Mr. Eddleman, our Chief Executive Officer, receives a 7% royalty payment on certain of the products sold by the Company. In 2004, Mr. Eddleman received $304,613.

                                                                  2004           2003
                                                               ----------     ----------
         7% royalty on certain products sold by the Company    $ 304,613      $ 311,617
                                                               ----------     ----------

Mr. Eddleman has personally guaranteed the Company's bank loan up to $3,500,000.

ITEM 13    EXHIBITS, LIST AND REPORTS ON FORM 8-K

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

  10.5 Incentive Agreement dated August 10, 1998, between Spectrum Medical Industries, Inc., the Registrant and F. Jesus Martinez and Roy T. Eddleman (incorporated by reference to Exhibit 10.19 filed with Registrant's report on Form 10-KSB for fiscal year ended January 2, 1999, Commission File No. 0-9478)

  10.6 Sublease agreement dated January 19, 1999 between Millipore Corporation and Spectrum Laboratories, Inc. (incorporated by reference to Exhibit 10.20 filed with Registrant's report on Form 10-KSB for fiscal year ended January 1, 2000, Commission File No. 0-9478)

  10.7 First amendment, dated July 14, 1999, to the credit agreement, dated December 22, 1998, between the Company and City National Bank (incorporated by reference to Exhibit 10.21 filed with Registrant's report on Form 10-KSB for fiscal year ended January 1, 2000, Commission File No. 0-9478)

  10.8 Second amendment, dated July 1, 2000, to the credit agreement, dated December 22, 1998, between the Company and City National Bank (incorporated by reference to Exhibit 10.8 filed with Registrant's report on Form 10-KSB for fiscal year ended December 30, 2000, Commission File No. 0-9478)

  10.9 The Registrant's Year 2000 Stock Option Plan (incorporated by reference to Exhibit 10.9 filed with Registrant's report on Form 10-KSB for fiscal year ended December 30, 2000, Commission File No. 0-9478)

  10.10 Third amendment, dated January 8, 2001, to the credit agreement, dated December 22, 1998, between the Company and City National Bank (incorporated by reference to Exhibit 10.10 filed with Registrant's report on Form 10-KSB for fiscal year ended December 30, 2000, Commission File No. 0-9478)

  10.11 Royalty Agreement, dated June 1, 1976, between Roy T. Eddleman and Spectrum Medical Industries (incorporated by reference to Exhibit 10.11 filed with Registrant's report on Form 10-KSB for fiscal year ended December 30, 2000, Commission File No. 0-9478)

  10.12 Fourth amendment, dated December 14, 2001, to the credit agreement, dated December 22, 1998, between the Company and City National Bank (incorporated by reference to Exhibit 10.12 filed with Registrant's report on Form 10-KSB for fiscal year ended December 29, 2001, Commission File No. 0-9478)

  10.13 Amended and Restated Credit Agreement, dated December 26, 2002, between the Registrant and City National Bank (incorporated by reference to Exhibit 10.13 filed with Registrant's report on Form 10-KSB for fiscal year ended December 28, 2002, Commission File No. 0-9478)

  10.14 Second Amendment to Amended and Restated Credit Agreement, dated December 14, 2004, between the Registrant and City National Bank.

  21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 filed with Registrant's report on Form 10-KSB for fiscal year ended January 2, 1999, Commission File No. 0-9478)

  31.1         Rule 13a-14(a)/15d-14(a) Certifications

  31.2         Rule 13a-14(a)/15d-14(a) Certifications

  32.1         18 U.S.C. Section 1350 Certifications

  32.2         18 U.S.C. Section 1350 Certifications

(b) Reports on 8-K
------------------

Spectrum filed two Forms 8-K reports on during the quarter ended December 25, 2004. The reports were filed on November 18, 2004 and November 24, 2004 relating to the resignation of Company's independent accountant.

ITEM 14    PRINCIPAL ACCOUNTANT FEES AND DISCLOSURES

Aggregate fees for professional services rendered for us by Stonefield Josephson, Inc. for the year ended December 25, 2004 and by McGladrey & Pullen LLP and its affiliated entity, RSM McGladrey, Inc., for the year ended December 27, 2003 were as follows:

                  Services Provided                  2004           2003
                                                 --------------------------
                  Audit Fees                     $   72,240     $  104,440
                  Tax Fees                            1,255         52,950
                                                 --------------------------
                                                 $   73,495     $  157,390
                                                 --------------------------

AUDIT FEES

The aggregate fees billed for the years ended December 25, 2004 and December 27, 2003 were for the audits of our financial statements and review of our interim financial statements included in our annual and quarterly reports and fees related to filing other SEC reports.

AUDIT RELATED FEES

There were no fees billed for the years ended December 25, 2004 and December 27, 2003 were for the audit or review of our financial statements that are not reported under Audit Fees.

TAX FEES

The aggregate fees billed for the years ended December 25, 2004 and December 27, 2003 were for professional services for tax compliance, tax advice and tax planning. These services include preparation of original tax returns and advice regarding our international operations.

ALL OTHER FEES

There were no All Other Fees billed for the years ended December 25, 2004 and December 27, 2003.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

The Company's Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent auditor and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 11, 2005.

SPECTRUM LABORATORIES, INC.



By:  /s/ Roy T. Eddleman
     -------------------------------
Roy T. Eddleman
Chairman, Chief Executive Officer and Director



By:  /s/ Jay Henis
     -------------------------------
Jay Henis
Director



By:  /s/ Tom Girardi
     -------------------------------
Tom Girardi
Director



By:  /s/ Walter Lack
     -------------------------------
Walter Lack
Director



By:  /s/ Brian A. Watts
     -------------------------------
Brian A. Watts
Chief Financial Officer and Vice President of Finance

                           SPECTRUM LABORATORIES, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 25, 2004

                                 C O N T E N T S


                                                                           Page
--------------------------------------------------------------------------------

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM REPORT                    F1 - F2
--------------------------------------------------------------------------------

FINANCIAL STATEMENTS
  Consolidated balance sheet                                                F-3
  Consolidated statements of income                                         F-4
  Consolidated statement of stockholders' equity                            F-5
  Consolidated statements of cash flows                                     F-6
  Notes to consolidated financial statements                                F-7
--------------------------------------------------------------------------------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Spectrum Laboratories, Inc. and its subsidiaries:

We have audited the accompanying consolidated balance sheet of Spectrum Laboratories, Inc. and its subsidiaries (the "Company") as of December 25, 2004, and the related consolidated statement of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed at the index as of and for the year ended December 25, 2004. These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spectrum Laboratories, Inc. and its subsidiaries as of December 25, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule when considered in relation to the basic consolidated financial statements, taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ STONEFIELD JOSEPHSON, INC.

CERTIFIED PUBLIC ACCOUNTANTS
Santa Monica, California
April 6, 2005

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of Spectrum Laboratories, Inc.
Rancho Dominguez, California

We have audited the consolidated statements of income, stockholders' equity, and cash flows of Spectrum Laboratories, Inc. and its subsidiaries (the "Company") for the year ended December 27, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Spectrum Laboratories, Inc. and its subsidiaries for the year ended December 27, 2003, in conformity with accounting principles generally accepted in the United States of America.


/s/ MCGLADREY & PULLEN

CERTIFIED PUBLIC ACCOUNTANTS
Irvine, California
March 12, 2004, except for the third paragraph of Note 5, which is dated March 25, 2004

SPECTRUM LABORATORIES, INC.

CONSOLIDATED BALANCE SHEET
------------------------------------------------------------------------------------------------------
                                                                                         DECEMBER 25,
                                                                                            2004
                                                                                       ---------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                          $    8,119,000
    Accounts receivable, less allowances for bad debts & sales returns of $196,000          1,653,000
    Inventories                                                                             2,816,000
    Prepaid expenses                                                                           86,000
    Deferred income taxes                                                                     525,000
                                                                                       ---------------
        Total current assets                                                               13,199,000

INVESMENT IN MARKETABLE SECURITIES                                                            961,000

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net                                                   1,399,000

PATENTS, net of accumulated amortization of $242,000                                          508,000

GOODWILL, net                                                                               1,122,000

DEFERRED INCOME TAXES                                                                       1,080,000

OTHER ASSETS - Principally Artwork of $986,000                                              1,027,000
                                                                                       ---------------

        TOTAL ASSETS                                                                   $   19,296,000
                                                                                       ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current maturities of long-term debt                                               $      935,000
    Accounts payable                                                                          514,000
    Accrued expenses:
      Compensation                                                                            387,000
      Other                                                                                   145,000
                                                                                       ---------------
        Total current liabilities                                                           1,981,000
                                                                                       ---------------
LONG-TERM DEBT, net of current maturities                                                   5,065,000
                                                                                       ---------------
PREFERRED STOCK of SUBSIDIARY - SLI ACQUISITION CORP                                        1,755,000
                                                                                       ---------------

STOCKHOLDERS' EQUITY:
    Preferred stock, par value $.01; 10,000,000 shares authorized;
      none issued and outstanding                                                      $           --
    Common stock, $.01 par value, 25,000,000 shares authorized;
      5,312,468 shares issued and outstanding                                                  53,000
    Additional paid-in capital                                                              8,633,000
    Accumulated other comprehensive income                                                    577,000
    Retained earnings                                                                       1,232,000
                                                                                       ---------------
        Total stockholders' equity                                                         10,495,000
                                                                                       ---------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $   19,296,000
                                                                                       ===============


The accompanying notes are an integral part of these consolidated financial statements.

                                                  F-3

SPECTRUM LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF INCOME
---------------------------------------------------------------------------------------------

                                                                    FISCAL YEARS ENDED
                                                               ------------------------------
                                                                   2004             2003
                                                               -------------    -------------
NET SALES                                                      $ 13,250,000     $ 12,544,000

COSTS AND EXPENSES
   Cost of sales                                                  7,731,000        6,794,000
   Selling, general and administrative, (including royalty
     expense to a majority stockholder of $304,000 and
     $312,000 in fiscal years 2004 and 2003, respectively)        3,908,000        4,417,000
   Research and development                                         843,000          868,000
   Expense related to warrants and stock options                    142,000           12,000
   Other expenses, primarily interest                                81,000          121,000
                                                               -------------    -------------

       Total costs and expenses                                  12,705,000       12,212,000
                                                               -------------    -------------

       Income before provision for income taxes                     545,000          332,000

Provision (benefit) for income taxes                                143,000         (100,000)
                                                               -------------    -------------

       Net income                                              $    402,000     $    432,000
                                                               =============    =============

Earnings per share:
   Basic                                                       $       0.08     $       0.08
                                                               =============    =============

   Diluted                                                     $       0.07     $       0.08
                                                               =============    =============

Weighted average shares outstanding:
   Basic                                                          5,312,468        5,312,468
                                                               =============    =============

   Diluted                                                        5,563,172        5,381,834
                                                               =============    =============


The accompanying notes are an integral part of these consolidated financial statements.

                                             F-4

SPECTRUM LABORATORIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------------


                                                                                                     Accumulated
                                         Common stock              Additional                           Other           Retained
                                ------------------------------       Paid-in       Comprehensive    Comprehensive       Earnings
                                    Shares          Amount           Capital          Income           Income          (deficit)
                                -------------    -------------    -------------    -------------    -------------    -------------
Balance, December 28, 2002         5,312,468     $     53,000     $  8,479,000                      $         --     $    398,000

Net income                                --               --               --     $    432,000               --          432,000

Other comprehensive income
   net of tax of $363,000 -
   unrealized gain on
   investment securities                  --               --               --          544,000          544,000               --

                                                                                   -------------

Comprehensive Income                      --               --               --     $    976,000               --               --
                                                                                   =============

Compensation expense
   related to stock options               --               --           12,000               --               --               --
                                -------------    -------------    -------------                     -------------    -------------

Balance, December 27, 2003         5,312,468     $     53,000     $  8,491,000                      $    544,000     $    830,000

Net income                                --               --               --     $    402,000               --          402,000

Other comprehensive income
   net of tax of $21,000 -
   unrealized gain on
   investment securities                  --               --               --           33,000           33,000               --

                                                                                   -------------

Comprehensive Income                      --               --               --     $    435,000               --               --
                                                                                   =============

Compensation expense
   related to stock options
   and warrants                           --               --          142,000                                --               --
                                -------------    -------------    -------------                     -------------    -------------

Balance, December 25, 2004         5,312,468     $     53,000     $  8,633,000                      $    577,000     $  1,232,000
                                =============    =============    =============                     =============    =============


The accompanying notes are an integral part of these consolidated financial statements.

                                                                F-5

SPECTRUM LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------


                                                                        FISCAL YEARS ENDED
                                                                 ---------------------------------
                                                                      2004               2003
                                                                 --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                   $     402,000      $     432,000
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                    796,000            783,000
      Noncash compensation and warrant related expense                 142,000             12,000
      Deferred income taxes                                             80,000           (117,000)
      Change in working capital components:
        Decrease in accounts receivable                                 10,000            143,000
        (Increase) in inventories                                     (154,000)          (896,000)
        Decrease in prepaid expenses                                   132,000             15,000
        Decrease in income tax refund receivable                            --             62,000
        (Increase) in Other Assets                                      (8,000)                --
        (Decrease) Increase in accounts payable                       (108,000)            58,000
        Increase (Decrease) in accrued expenses                        118,000           (282,000)
                                                                 --------------     --------------

        NET CASH PROVIDED BY OPERATING ACTIVITIES                    1,410,000            210,000
                                                                 --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of equipment and leasehold improvements               (383,000)          (539,000)
                                                                 --------------     --------------

        NET CASH (USED IN) INVESTING ACTIVITIES                       (383,000)          (539,000)
                                                                 --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments of long-term debt                              (960,000)          (943,000)
    Loan Proceeds                                                    4,215,000                 --
                                                                 --------------     --------------

        NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES          3,255,000           (943,000)
                                                                 --------------     --------------

        NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS         4,282,000         (1,272,000)

Cash and cash equivalents
    Beginning of year                                                3,837,000          5,109,000
                                                                 --------------     --------------

    End of year                                                  $   8,119,000      $   3,837,000
                                                                 ==============     ==============


The accompanying notes are an integral part of these consolidated financial statements

                                               F-6

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

         FISCAL YEAR - The Company's fiscal year ends on the last Saturday of the calendar year. The years ended December 25, 2004 (fiscal year 2004) and December 27, 2003 (fiscal year 2003) both consist of 52 weeks.

         PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Spectrum and its wholly owned subsidiaries and majority-owned subsidiary, SLIAC. All intercompany balances and transactions have been eliminated in consolidation.

         USE OF ESTIMATES - The preparation of financial statements require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, the value of stock based compensation and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

         INVESTMENT IN MARKETABLE SECURITIES CLASSIFIED AS AVAILABLE-FOR-SALE SECURITIES - Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. Management has determined that all securities should be classified as available-for-sale. Available-for-sale securities are stated at fair value and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity. Realized gains and losses, including losses from declines in value of specific securities determined by management to be other than temporary, are included in income. Realized gains and losses are determined on the basis of the specific identification of the securities sold. As of December 25, 2004, available-for-sale securities consisted of equity ownership of one entity. Such ownership had a historical cost of $0 and a pre tax unrealized gain was $54,000 and $907,000 in 2004 and 2003, respectively.

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

         The Company periodically reviews its long-lived assets including patents to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Should the sum of the expected future net cash flows be less than the carrying value, the Company would recognize an impairment loss at that date. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value (estimated discounted future cash flows) of the long-lived assets. For the year ended December 25, 2004, management has determined that no impairment of long-lived assets including patents exists.

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

         The Company has acquired patents totaling $750,000 which are being amortized over their respective useful lives of approximately twelve years. Patent amortization for the fiscal years ended 2004 and 2003 was approximately $60,000 for each year. Estimated amortization expense for the next five years is approximately $60,000 annually, all of which relates to these patents.

         GOODWILL - In June 2001, the Financial Accounting Standards Board
         (FASB) issued Statement of Financial Accounting Standards No 142, GOODWILL AND OTHER INTANGIBLE ASSETS (SFAS No. 142). SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangibles assets and was effective for the Company beginning December 30, 2001. Upon adoption of SFAS 142, management has determined there is one reporting unit and evaluated the carrying value of goodwill for potential impairment losses and determined no impairment existed. Management updates its annual goodwill impairment evaluation as of September of each fiscal year and has concluded that no impairment exists as of September 25, 2004. For goodwill, the impairment evaluation includes a comparison of the carrying value of the reporting unit (including goodwill) to that reporting unit's fair value. If the reporting unit's estimated fair value exceeds the reporting unit's carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceed the unit's carrying value, then an additional analysis is performed to allocate the fair value of the reporting unit to all of the assets and liabilities of that unit as if that unit had been acquired in a business combination and the fair value of the unit was the purchase price. If the excess of the fair value of the reporting unit over the fair value of the identifiable assets and liabilities is less than the carrying value of the unit's goodwill, an impairment charge is recorded for the difference.

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

         EARNINGS PER SHARE - Basic earnings per share is computed by dividing the net income attributable to the common stockholders by the weighted average number of common shares outstanding during the period. There is no adjustment in the net income attributable to common stockholders. Diluted earnings per share reflect the potential dilution that could occur from common shares issuable through stock options (250,704 and 69,366 equivalent shares in the fiscal years 2004 and 2003, respectively).

         REVENUE RECOGNITION - The Company records revenue at the time the related products are shipped.

         PRODUCT RETURNS AND WARRANTIES - The Company records a provision for estimated product returns and warranties at the time the revenue is recognized.

         RESEARCH AND DEVELOPMENT - The Company expenses research and development costs as incurred.

         ADVERTISING COSTS - Costs associated with advertising and promoting products are expensed as incurred. Advertising and promotion expense was approximately $171,000 and $449,000 during fiscal years 2004 and 2003, inclusive of trade shows in both years.

         REMEASUREMENT OF FOREIGN CURRENCIES - Monetary assets and liabilities of Spectrum B.V. are remeasured into U.S. dollars at year-end exchange rates and nonmonetary assets and stockholders' equity are remeasured using historical rates of exchange. Income and expenses are remeasured at average rates during the respective years. The functional currency of this subsidiary is the U.S. dollar; therefore, remeasurement gains or losses are included in income. Remeasurement gains included in income as contra SG&A expenditure for fiscal years 2004 and 2003 were approximately $34,000 and $51,000, respectively. As of December 25, 2004 there was $159,000 in cash and $249,000 in accounts receivable that were denominated in Euros.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - Management believes that the carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these financial instruments. Long-term debt bears interest at a rate indexed to the prime rate and, therefore, management believes the carrying amount of the outstanding borrowings at December 25, 2004 approximates fair market value.

         ACCOUNTING FOR STOCK-BASED COMPENSATION - The Company accounts for stock-based employee compensation under the requirements Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION "SFAS No. 123 which allows utilizing Accounting Principles Board (APB) Opinion No. 25, which does not require compensation to be recorded if the consideration to be received is at least equal to fair value at the measurement date. Nonemployee stock-based transactions are accounted for under SFAS No. 123, the requirements of the, which requires compensation to be recorded based on the fair value of the securities issued or the services received, whichever is more reliably measurable.

         SFAS No. 123 requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options with vesting restrictions which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated value. The Company's calculations for the options granted in 2004 were made using the Black-Scholes option-pricing model with the following weighted average assumptions in 2004: expected life of ten years; stock volatility of 87%; risk-free interest rate 2.8%; and no dividends during the expected term.

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         The calculations are based on a single-option valuation approach and forfeitures are recognized as they occur. The following table illustrates the effect on net income and earnings per share had compensation cost for employee stock-based compensation been determined based on the grant date fair values of awards:

                                                                          2004               2003
                                                                     --------------     --------------
         Net income:
             As reported                                             $     402,000      $     432,000
               Add total stock-based employee compensation
               expense determined under APB opinion 25,
               net of related tax effects                                   12,000             12,000
               (Deduct) total stock-based employee compensation
               expense determined under fair value based for all
               awards, net of related tax effects                          (58,000)           (64,000)
                                                                     --------------     --------------

              Pro forma                                              $     356,000      $     380,000
                                                                     ==============     ==============

         Basic earnings per share:
             Assreportedd                                            $        0.08      $        0.08
             Prooformaa                                              $        0.07      $        0.07
         Diluted earnings per share:
             Assreportedd                                            $        0.07      $        0.08
             Prooformaa                                              $        0.06      $        0.07

         Weighted average shares outstanding:
             Basic                                                       5,312,468          5,312,468
                                                                     ==============     ==============

             Diluted                                                     5,563,172          5,381,834
                                                                     ==============     ==============

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

         RECENT ACCOUNTING PRONOUNCEMENTS -

         In January 2003, the FASB issued FASB Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities" ("FIN 46"). In December 2003, FIN 46 was replaced by FASB interpretation No. 46(R) "Consolidation of Variable Interest Entities." FIN 46(R) clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity's expected losses, is entitled to receive a majority of the entity's expected residual returns, or both. FIN 46(R) is effective for entities being evaluated under FIN 46(R) for consolidation no later than the end of the first reporting period that ends after March 15, 2004. The Company does not currently have any variable interest entities that will be impacted by adoption of FIN 46(R).

         On April 30, 2003, the Financial Accounting Standards Board issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No.
         133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group ("DIG") process that effectively required amendments to SFAS No. 133,

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Adoption of this standard did not have an impact on the Company's consolidated financial statements.

         In May 2003, the FASB issued SFAS No. 150 ACCOUNTING FOR FINANCIAL INSTRUMENTS WITH THE CHARACTERISTICS OF BOTH LIABILITIES AND EQUITIES. SFAS No. 150 establishes standards regarding the manner in which an issuer classifies and measures certain types of financial instruments having characteristics of both liabilities and equity. Pursuant to SFAS No. 150, such freestanding financial instruments (i.e., those entered into separately from an entity's other financial instruments or equity transactions or that are legally detachable and separately exercisable) must be classified as liabilities or, in some cases, assets. In addition, SFAS No. 150 requires that financial instruments containing obligations to repurchase the issuing entity's equity shares and, under certain circumstances, obligations that are settled by delivery of the issuer's shares be classified as liabilities. Certain aspects of SFAS No. 150 have been deferred; however, the Statement is effective for financial instruments entered into or modified after May 31, 2003 and for other instruments at the beginning of the first interim period beginning after June 15, 2003. The Company does not currently have any financial instruments that have been impacted by SFAS No. 150.

         In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." SAB 104, which was effective upon issuance, updates portions of the interpretive guidance included in Topic 13 of the codification of Staff Accounting Bulletins and revises or rescinds portions of the interpretative guidance included in SAB 101 in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The principal revisions relate to the incorporation of certain sections of the staff's Frequently Asked Question ("FAQ") document on revenue recognition into Topic 13. SAB 101, "Revenue Recognition in Financial Statements," which was issued in December 1999, provides guidance to SEC registrants on the recognition, presentation and disclosure of revenues in the financial statements. Since the Company has already adopted all such standards upon issuance, the application of this revised guidance did not impact its consolidated financial position, results of operations, or disclosure requirements.

         In July 2004, the Emerging Issues Task Forces ("EITF") published its consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF Issue No. 03-1 addresses the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of Statement of Financial Accounting Standards ("SFAS") No. 115, certain debt and equity securities within the scope of SFAS No. 124, and equity securities that are not subject to the scope of SFAS No. 115 and not accounted for under the equity method of accounting. In September 2004, the Financial Accounting Standard Board ("FASB") issued FASB Staff Position ("FSP") Emerging Issues Task Force (EITF) Issue 03-1-b, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, which delays the effective date for the recognition and measurement guidance in EITF Issue No. 03-1. In addition, the FASB has issued a proposed FSP to consider whether further application guidance is necessary for securities analyzed for impairment under EITF Issue No. 03-1-a. Adoption of this standard did not have an impact on the Company's consolidated financial statements.

         In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs" an amendment of Accounting Research Bulletin ("ARB") No. 43, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Companies are required to adopt the provisions of this Statement for fiscal years beginning after June 15, 2005. The Company does not believe there will be a material effect on its consolidated financial position or results of operations from the adoption of this standard.

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

         In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and the effect of which is discussed in Footnote 1.

         In December 2004 the Financial Accounting Standards Board issued two FASB Staff Positions--FSP FAS 109-1, Application of FASB Statement 109 "Accounting for Income Taxes" to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign EarningsRepatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

NOTE 2.  INVENTORIES

         Inventories consist of the following at December 25, 2004:

         Raw materials                                           $   2,383,000
         Work in process                                               166,000
         Finished goods                                                889,000
                                                                 --------------

                                                                     3,438,000
         Less reserve for slow moving and obsolete items              (622,000)
                                                                 --------------

                                                                 $   2,816,000
                                                                 ==============

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3.  EQUIPMENT AND LEASEHOLD IMPROVEMENTS

         Equipment and leasehold improvements consist of the following at December 25, 2004:

         Machinery, equipment and tooling                       $     5,339,000
         Office furniture and equipment                               1,126,000
         Leasehold improvements                                       1,090,000
                                                                ----------------

                                                                      7,555,000
         Less accumulated depreciation and amortization              (6,156,000)
                                                                ----------------

                                                                $     1,399,000
                                                                ================

         Depreciation and amortization expense of equipment and leasehold improvements for fiscal years 2004 and 2003 was $736,000 and $722,000, respectively.

NOTE 4.  INCOME TAXES

         The Company's provision for income taxes consists of the following:

                                                      2004              2003
                                                 -------------     -------------
         Current:
           Federal                               $    (14,000)     $    (28,000)
           State                                       30,000             8,000
           Foreign                                     47,000            37,000
                                                 -------------     -------------
                                                       63,000            17,000
                                                 -------------     -------------

         Deferred:
           Federal                                     10,000          (117,000)
           State                                       70,000                --
                                                 -------------     -------------
                                                       80,000          (117,000)
                                                 -------------     -------------
                                                 $    143,000      $   (100,000)
                                                 =============     =============

         Pre tax income subject to foreign and U.S. income taxes for fiscal 2004 and 2003 were as follows:


                                                      2004              2003
                                                 -------------     -------------
         U.S. pre tax income                     $    409,000      $    222,000
         Foreign pre tax income                       136,000           110,000
                                                 -------------     -------------
                                                 $    545,000      $    332,000
                                                 =============     =============

           The reported provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 35% to the consolidated income before provision for income taxes as follows:

                                                             2004               2003
                                                        --------------     --------------
         Statutory federal income tax provision         $     185,000      $     116,000
         State income taxes, net of federal benefit            20,000             16,000
         Change in valuation allowance                             --                 --
         Nondeductible expenses                                 9,000             24,000
         Tax credits generated in current year                (86,000)          (234,000)
         Other                                                 15,000            (22,000)
                                                        --------------     --------------
         Income tax (benefit) provision                 $     143,000      $    (100,000)
                                                        ==============     ==============

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4.  INCOME TAXES (Continued)

         The components of the Company's net deferred income tax assets as of December 25, 2004 are as follows:

                                                                              2004
                                                                        ----------------
         Deferred Tax Assets:
         Operating loss carryforwards                                   $     1,950,000
         Intangibles, primarily in-process research and development             345,000
         Stock based compensation not currently deductible                      192,000
         Reserves not currently deductible                                      471,000
         Equipment and leasehold improvements                                   278,000
         Tax credits                                                            186,000
         Other                                                                   67,000
                                                                        ----------------
                                                                              3,489,000
         Deferred Tax Liabilities:
         Marketable Securities                                                 (384,000)
                                                                        ---------------
                                                                              3,105,000
         Valuation allowance                                                 (1,500,000)
                                                                        ---------------
         Net deferred tax assets                                        $     1,605,000
                                                                        ===============

         The net deferred tax assets have been classified on the accompanying consolidated balance sheet as follows:

         Current assets                                                 $       525,000
         Noncurrent assets                                                    1,080,000
                                                                        ---------------

         Net deferred tax assets                                        $     1,605,000
                                                                        ===============

         In assessing the realizability of deferred tax assets, management has estimated that it is more likely than not that approximately $1,500,000 will not be realized. This valuation allowance represents a portion of net operating loss carryforwards attained through a prior business acquisition. As further discussed below, tax law limits the use of an acquired entity's net operating loss carryforwards to subsequent taxable income of the consolidated entity. During fiscal years 2004 and 2003, the Company utilized approximately $298,000 and $116,000, respectively, of net operating losses, to offset currently payable tax liability. Realization of the remaining deferred tax assets is dependent upon generating sufficient future taxable income. Although realization is not assured, management believes the net deferred taxes will be realized and continue to evaluate the realizability of the deferred tax assets by assessing the need for and amount of a valuation allowance.

         At December 25, 2004, the Company had approximately $5,176,000 in net operating loss carryforwards for federal income tax purposes available to offset future taxable income. Certain of these loss carryforwards are limited to approximately $298,000 annually. Any unused net operating loss is carried forward. As a result of the limitation discussed above, it is probable that $1,500,000 of the Company's net operating loss will expire without utilization. Loss carryforwards for tax purposes expire in amounts and by fiscal year as follows: 2005 $2,836,000; 2006 $1,820,000; 2007 $274,000; 2010 $13,000; 2012
         $114,000, 2018 $85,000 and 2202 $34,000.

NOTE 5.  LONG-TERM DEBT

         In December of 2004 the Company increased its borrowings by $4,215,000. Spectrum's prior two equipment acquisition loans were consolidated into one loan plus a revolving credit note. The proceeds of the acquisition loan are restricted to certain purposes, as defined in the credit agreement.The acquisition loan has an outstanding balance at December 25, 2004 of $6,000,000, bears interest at prime plus .25% (5.50% at December 25, 2004) and requires 24 monthly principal installments of $85,000 beginning February 1, 2005 thru January 1, 2007, then 12 monthly principal installments of $100,000 thru January 1, 2008, then

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5.  LONG-TERM DEBT (Continued)

         12 monthly principal installments of $110,000 thru January 1, 2009 and finally 12 monthly principal installments of $120,000 thru January 1, 2010,

         The revolving credit note provides the Company with additional liquidity and the ability to issue letters of credit aggregating up to $300,000 through April 1, 2005. The Company did have a $75,000 outstanding standby letter of credit outstanding as of December 25, 2004 although no proceeds had been drawn against the standby letter of credit during 2004. Interest on any proceeds drawn on the revolving credit note bear interest at prime plus .25% and interest is payable on the first of every month. The Company is required to have a period of not less than 30 consecutive days during the 12 month period ending April 1, 2005 during which time there are to be no outstanding revolving credit loans.

         The agreement is secured by substantially all of the assets of the Company and is personally guaranteed by the majority stockholder. The agreement also requires the maintenance of certain financial and non-financial loan covenants and restricts payment of dividends. The Company was not in compliance with one of these loan covenants at December 27, 2003 relating to cash flow to debt coverage. The Company received a covenant waiver from its bank on March 25, 2004. Future maturities of long-term debt owed on December 25, 2004 by fiscal year are approximately as follows: 2005 $935,000; 2006 $1,020,000; 2007
         $1,185,000; 2008 $1,310,000; 2009 $1,430,000; and 2010 $120,000.

NOTE 6.  STOCK OPTION PLAN

         The Company has an option plan referred to as the 2000 Option Plan (the "2000 Option Plan"or "Plan") with 600,000 shares of common stock reserved for option grants to key employees, directors and consultants. Exercise prices for the stock options will not be less than 100% of the fair market value of the stock on the date of grant. Options under the Plan expire not more than ten years from date of grant. Options issued under the Plan become exercisable over a five-year period (20% per year).

         In addition to the 2000 Option Plan, during 1998 the Company granted nonqualified stock options to purchase 5% of the outstanding stock to an officer of the Company at $1.20 per share. The terms of this grant result in variable plan accounting. Accordingly, future compensation expense will be measured and recorded based on stock price fluctuations. At the date of grant, 60% of these options vested immediately and the remaining 40% vest over two to four years. As of 2003, all of these options, which aggregate to 265,624, are fully vested. Total compensation expense recorded was approximately $12,000 in both fiscal years.

         A summary of the status of the Plan and the nonqualified options and changes during fiscal years ended 2004 and 2003 are as follows:

                                                                                   Weighted
                                                                                    Average
                                                                    Number         Exercise
                                                                   of shares       Exercise
                                                                 -------------   -------------

         OUTSTANDING, December 28, 2002                               797,724     $    1.71

         Granted                                                            -             -

         Forfeited                                                    (99,000)    $    2.25
                                                                 -------------

         OUTSTANDING, December 27, 2003                               698,724     $    1.63

         Granted                                                      150,000     $    2.10

         Forfeited                                                     (9,050)    $    2.17
                                                                 -------------

         OUTSTANDING, December 25, 2004                               839,674     $    1.72
                                                                 =============

         At December 25, 2004, 25,950 shares were available for future grants under the Plan. The number of options exercisable were 523,144 and 451,484 as of December 25, 2004 and December 27, 2003, respectively.

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6.    STOCK OPTION PLAN (Continued)

         A further summary of options outstanding at December 25, 2004 is as follows:

                Options Outstanding                                                 Options Exercisable
         -------------------------------------------------------------------- --------------------------------
                                                                Weighted
                                                Weighted         average                          Weighted
                                                 average        remaining                         average
            Exercise             Number         exercise       contractual        Number          exercise
             Prices            of options         price       life in years     of options         price
         ------------------- ---------------  --------------  --------------- ---------------- ---------------
              $ 1.20             265,624          $ 1.20          5.67         265,624          $ 1.20
                1.53             225,000            1.53          7.56          90,000            1.53
                1.88                 400            1.88          2.84             400            1.88
                2.10             150,000            2.10          9.94               -            2.10
                2.13             159,400            2.13          5.37         127,520            2.13
                2.18              10,000            2.18          1.48          10,000            2.18
                2.20               3,600            2.20          2.02           3,600            2.20
                3.20              20,150            3.20          0.96          20,500            3.20
                4.37               5,000            4.37          1.11           5,000            4.37
                7.50                 500            7.50          1.79             500            7.50
                          ---------------                               ---------------

                                 839,674                                       523,144
                          ===============                               ===============

NOTE 7.  WARRANTS

         During the first quarter of 2004 the Company issued warrants to a third party (the Warrant Holder) to purchase 125,000 shares of common stock at $1.70 per share through February 4, 2010 with a fair value of $130,000. The Warrant Holder is entitled to purchase an additional 125,000 shares of common stock at $1.70 upon having assisted Spectrum in raising at least $2.5 million in gross proceeds from one or more private or public equity financings originated or facilitated by the Warrant Holder through February 3, 2010. Spectrum's estimate of the fair value of the first 125,000 warrants granted were made using the Black-Scholes warrant-pricing model with the following weighted average assumptions: expected life of three years; stock volatility of 66%; risk-free interest rate 2.5%; and no dividends during the expected term.

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

NOTE 8.  RELATED-PARTY TRANSACTIONS

         ROYALTY AGREEMENT - The Company is committed under a royalty agreement to pay the majority stockholder royalties of 7% of the net sales of certain products, as defined, through the life of the defined products. During 2004 and 2003, the Company incurred royalty expenses of $304,000 and $312,000, respectively, under this agreement.

         The Company's Chairman of the Board of Directors and Chief Executive Officer is also on the Board of Directors of Arbios Systems, Inc. in which Spectrum holds marketable securities.

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9.  COMMITMENTS, RENT EXPENSE AND OTHER AGREEMENTS

         LEASE COMMITMENTS AND RENT EXPENSE - The Company is obligated under the terms of various operating lease agreements for manufacturing, warehouse and office facilities thru December 2006. Certain of these leases provide for rent escalation adjustments. Rent expense was $525,000 and $491,000 in fiscal years 2004 and 2003, respectively. Minimum future rental payments under these operating lease agreements for the years ending on the last Saturday of the calendar year December 31 are as follows: 2005 $566,000; 2006 $106,000; (total $672,000). The
         Company anticipates it will be extending its lease on its principal facility located California upon its current termination date of July 2005.

NOTE 10. GEOGRAPHIC INFORMATION

         Net sales by country for fiscal years ended 2004 and 2003 are as follows:

                                                                       2004             2003
                                                                   -------------    -------------
         United States                                             $  9,924,000     $  9,527,000
         Japan                                                          696,000          634,000
         Other countries, each of which represent less than 5%
           of total net sales                                         2,630,000        2,383,000
                                                                   -------------    -------------

                                                                   $ 13,250,000     $ 12,544,000
                                                                   =============    =============

         There were no significant assets held outside the United States at December 25, 2004 or December 27, 2003. Sales to Japan are denominated in U.S. dollars and there are no material differences in gross margin in sales to different countries.

NOTE 11. MAJOR CUSTOMERS

         Net sales for fiscal years 2003 and 2002 include sales to the following major customers (each of which accounted for 10% or more of the total sales of the Company) together with the receivables due from those customers as of December 25, 2004 and December 27, 2003:

                                      2004                              2003
                         ------------------------------    ------------------------------
                                             TRADE                              Trade
                                            ACCOUNTS                           Accounts
                          NET SALES        RECEIVABLE        Net Sales        Receivable
                        -------------    --------------    -------------    -------------
         Customer A     $  1,733,000     $     309,000     $  1,639,000     $    267,000
                        =============    ==============    =============    =============

         Customer B     $  1,602,000     $     220,000     $  1,675,000     $    232,000
                        =============    ==============    =============    =============

NOTE 12. PREFERRED STOCK OF SUBSIDIARY

         On October 1, 1996, SLI Acquisition Corp., (SLIAC), a subsidiary of the Company, entered into an Asset Purchase Agreement with Cellco, Inc., a Delaware corporation, and acquired the operating assets and liabilities of Cellco, Inc. in exchange for 10,000 shares of the subsidiary's preferred stock valued at $2,000,000 for redemption purposes. One of the subsidiary's preferred stockholders sold its stock with a carrying value of $245,000 to the Company in 1999. At December 25, 2004, there is $1,755,000 in preferred stock of the subsidiary outstanding. The preferred stockholders of the subsidiary had the right to put their stock to SLIAC at any time through September 30, 2001 for an aggregate price of $1,755,000. In the event the subsidiary is combined with the Company and the combined company completes an underwritten offering, the preferred stockholders have the right to exchange such stock for 7% of the newly combined company. The preferred shares of SLIAC are nonvoting and have preference over common stockholders as to dividends and liquidation.

SPECTRUM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 13. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                    2004                2003
                                               --------------     --------------

         Cash paid for:
           Income (refunds) taxes              $    (116,000)     $     (33,000)
                                               ==============     ==============

           Interest                            $     107,000      $     140,000
                                               ==============     ==============

NOTE 14. PRODUCT GROUP INFORMATION

         The Company's product groups are based on specific product characteristics and are grouped into bioprocessing/laboratory products, original equipment manufacturing ("OEM") and operating room disposable products. Bioprocessing/laboratory products consist primarily of (1) hollow fiber membrane devices that allow components retained by a membrane to be concentrated, including filters utilized for micro and ultra filtration separations that are sold to biotech and pharmaceutical companies. (2) membranes used to concentrate, separate and purify dissolved or suspended molecules that are sold primarily to laboratories. OEM principally consists of manufacturing hollow fiber membrane devices to certain customer's specifications. Operating room disposable products consist of sterile plastic surgical drapes and cloth bandages that are used primarily by hospitals.

         Revenue by product group is as follows:

                                                    2004               2003
                                               ---------------   ---------------

         Bioprocessing/laboratory products     $    9,142,000    $    8,918,000
         Original equipment manufacturing           2,464,000         1,995,000
                                               ---------------   ---------------
         Operating room disposable products         1,644,000         1,631,000
                                               ---------------   ---------------

                                               $   13,250,000    $   12,544,000
                                               ===============   ===============

NOTE 15. FOURTH QUARTER ADJUSTMENTS

         The Company incurred a physical inventory pre tax loss of approximately $185,000 in the fourth quarter of 2004, resulting in a total fourth quarter 2004 pre tax loss of $178,000. In addition the Company estimates its taxes during the first three quarters of the year based on prior year's tax rate. A detailed tax analysis is prepared based on the annual results and applicable taxes recorded. This analysis resulted in a annual tax expense of $143,000 for fiscal year 2004 resulting in a tax benefit of $85,000 being recorded in the fourth quarter.

NOTE 16. SUBSEQUENT EVENT

         The Board of Directors of Spectrum elected on October 6, 2004 to amend its Certificate of Incorporation to effect a 1 for 25,000 reverse stock split, upon SEC approving the transaction. Stockholders, subsequent to the reverse stock split, holding fractional shares, would be paid $2.56 per share for each pre reverse stock split share. The Board of Directors then elected to effectuate a going private transaction as subsequent to the reverse stock split the Company anticipates it will only have 3 shareholders.

         To effectuate the above transactions Spectrum filed a Schedule 14C Information Statement with the Securities and Exchange Commission ("SEC") on October 12, 2004 with an amended Schedule 14C filed on March 2, 2005 In addition the Company filed a Schedule 13E-3 Transaction Statement on October 13, 2004 with a subsequent amended Schedule 13E-3A being filed on October 19, 2004 with an additional amended Schedule 13E-3A being filed on March 2, 2005. It is anticipated the reverse stock split and the Company becoming private will be effective in the second quarter of 2005. The Company has recognized approximately $65,000 in expense as of December 25, 2004 relating to going private.

SPECTRUM LABORATORIES, INC.

SCHEDULE II:  VALUATION AND QUALIFYING ACCOUNT INFORMATION
---------------------------------------------------------------------------------------------------

                                    Balance at       Provision
                         Fiscal     beginning        charged to     Net recoveries     Balance at
                         year        of year          expense       (charge-offs)      end of year
                        -------   -------------    -------------    -------------     -------------
Doubtful Accounts:       2004     $    110,000     $     63,000     $    (37,000)     $    136,000
                                  =============    =============    =============     =============

                         2003     $    119,000     $         --     $     (9,000)     $    110,000
                                  =============    =============    =============     =============
Sales returns &
  allowances             2004     $     30,000     $     30,000     $         --      $     60,000
                                  =============    =============    =============     =============

                         2003     $     30,000     $         --     $         --      $     30,000
                                  =============    =============    =============     =============

Slow moving and
  obsolete inventory:    2004     $    627,000     $     39,000     $    (44,000)     $    622,000
                                  =============    =============    =============     =============

                         2003     $    669,000     $         --     $    (42,000)     $    627,000
                                  =============    =============    =============     =============

Deferred Tax Assets      2004     $  1,500,000     $         --     $         --      $  1,500,000
                                  =============    =============    =============     =============

                         2003     $  1,500,000     $         --     $         --      $  1,500,000
                                  =============    =============    =============     =============