Form 10QSB
period 2005-03-26
SPECTRUM LABORATORIES INC /CA
filed 2005-05-17
CIK 319013

--------------------------------------------------------------------------------


                        SECURITES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]        QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 26, 2005

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

  Number of shares of Common Stock outstanding as of April 29, 2005: 5,312,468


                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT


                                  YES [ ] NO [X]

--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----
Part I   -   FINANCIAL INFORMATION

Item 1.      Financial Statements
             Consolidated Balance Sheet as of March 26, 2005                  3
             Consolidated Statements of Income for the Three Months
               Ended March 26, 2005 and March 27, 2004                        4
             Consolidated Statements of Cash Flows for the Three
               Months Ended March 26, 2005 and March 27, 2004                 5
             Notes to Consolidated Statements                                 6

Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            9

Item 3.      Controls and Procedures                                         11


Part II  -   OTHER INFORMATION

Item 1.      Legal Proceedings                                               11
Item 2.      Changes in Securities                                           11
Item 3.      Defaults Upon Senior Securities                                 11
Item 4.      Submission of Matters to a Vote of Security Holders             11
Item 5.      Other Information                                               11
Item 6.      Exhibits and Reports on Form 8-K                                11
Signature
Exhibits     Certifications - Chief Executive Officer and
               Chief Financial Officer                                       12

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                           SPECTRUM LABORATORIES, INC.
                           CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 26, 2005
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                             $ 7,517
   Marketable securities                                                     388
   Accounts receivable, net of allowances of $196                          1,788
   Inventories                                                             2,788
   Prepaid expenses                                                          106
   Deferred taxes                                                            525
                                                                         -------

       Total current assets                                               13,112

INVESTMENT IN MARKETABLE SECURITIES                                          671
EQUIPMENT AND LEASEHOLD IMPROVEMENTS,
   net of accumulated depreciation of $6,327                               1,248
GOODWILL                                                                   1,122
DEFERRED TAXES                                                             1,196
PATENTS, subject to amortization, net of accumulated
   amortization of $257                                                      493
OTHER ASSETS - Principally Artwork of $986                                 1,027
                                                                         -------

       Total assets                                                      $18,869
                                                                         =======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt                                  $ 1,020
   Accounts payable                                                          522
   Accrued expenses and other current liabilities                            521
                                                                         -------

       Total current liabilities                                           2,063

LONG-TERM DEBT, net of current maturities                                  4,810

PREFERRED STOCK of SUBSIDIARY - SLI ACQUISITION CORP                       1,755

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.01; 10,000,000 shares
     authorized; none issued and outstanding                                  --
   Common stock, $.01 par value, 25,000,000 shares
     authorized; 5,312,468 shares issued and outstanding                      53
   Additional paid-in capital                                              8,636
   Accumulated other comprehensive income                                    403
   Retained earnings                                                       1,149
                                                                         -------

       Total stockholders' equity                                         10,241
                                                                         -------

       Total liabilities and stockholders' equity                        $18,869
                                                                         =======

The accompanying notes are an integral part of these consolidated financial statements.

                           SPECTRUM LABORATORIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              THREE MONTHS ENDED MARCH 26, 2005 AND MARCH 27, 2004
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                            2005           2004
                                                           -------       -------

NET SALES                                                  $ 2,990       $ 3,090

COSTS AND EXPENSES
   Cost of sales                                             1,799         1,807
   Selling, general and administrative                       1,031           942
   Research and development                                    206           223
   Other expense, primarily interest                            82            23
                                                           -------       -------

       Total costs and expenses                              3,118         2,995
                                                           -------       -------

(Loss) income before (benefit) provision of
   income taxes                                               (128)           95

(Benefit) provision for income taxes                           (45)           25
                                                           -------       -------

       Net (loss) income                                   $   (83)      $    70
                                                           =======       =======

(Loss) earnings per share:
   Basic                                                   $ (0.02)      $  0.01
                                                           =======       =======

   Diluted                                                 $ (0.02)      $  0.01
                                                           =======       =======

Weighted average shares outstanding:
   Basic                                                     5,312         5,312
                                                           =======       =======

   Diluted                                                   5,312         5,513
                                                           =======       =======


The accompanying notes are an integral part of these consolidated financial statements.

                           SPECTRUM LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              THREE MONTHS ENDED MARCH 26, 2005 AND MARCH 27, 2004
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                               2005       2004
                                                             -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income                                        $   (83)   $    70
    Adjustments to reconcile net (loss) income to net cash
      (used in) operating activities:
      Depreciation and amortization                              190        206
      Noncash compensation and warrant related expense             3          3
      Change in working capital components:
        (Increase) in accounts receivable                       (135)      (340)
        Decrease (Increase) in inventories                        28        (77)
        (Increase) Decrease in prepaid expenses                  (20)        32
        Increase (Decrease) in accounts payable                    8        (33)
        (Decrease) Increase in accrued expenses                  (11)        20
                                                             -------    -------

        NET CASH (USED IN) OPERATING ACTIVITIES                  (20)      (119)
                                                             -------    -------

CASH FLOWS (USED IN) INVESTING ACTIVITIES:
    Investment in marketable securities                         (388)        --
    Acquisition of equipment and leasehold improvements          (24)      (123)
                                                             -------    -------

        NET CASH (USED IN) INVESTING ACTIVITIES                 (412)      (123)
                                                             -------    -------

CASH FLOWS (USED IN) FINANCING ACTIVITIES:
    Principal payments of long-term debt                        (170)      (240)
                                                             -------    -------

        NET DECREASE IN CASH AND CASH EQUIVALENTS               (602)      (482)

CASH AND CASH EQUIVALENTS, beginning of period                 8,119      3,837
                                                             -------    -------

CASH AND CASH EQUIVALENTS, end of period                     $ 7,517    $ 3,355
                                                             =======    =======

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Basis of Presentation - The accompanying unaudited financial statements consolidate the accounts of Spectrum Laboratories, Inc. and its subsidiaries, SLI Acquisition Corp., Spectrum Europe B.V. and Spectrum Chromatography (collectively, the Company). All significant intercompany transactions have been eliminated in consolidation

Unaudited Interim Financial Statements - The unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements of the Company, and notes thereto, for the year ended December 25, 2004. The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. Operating results of the interim period are not necessarily indicative of the amounts that will be reported for the year ending December 31, 2005.

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

Estimates & Reserves - The Company's principal reserves relate to accounts receivable and inventory. A detailed review of these reserves is done annually with a general review quarterly. The Company believes these reserve are adequate and the amounts are consistent with prior year's level. A significant estimate is made in the annual impairment testing of goodwill. Changes in management's estimate of fair value of the Company could result in future impairment charges.

Accounting for Stock-based Compensation - The Company accounts for stock-based employee compensation under the requirements of Accounting Principles Board
(APB) Opinion No. 25, which does not require compensation to be recorded if the consideration to be received is at least equal to fair value at the measurement date. Nonemployee stock-based transactions are accounted for under the requirements of the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION", which requires compensation to be recorded based on the fair value of the securities issued or the services received, whichever is more reliably measurable.

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

The calculations are based on a single-option valuation approach and forfeitures are recognized as they occur. The following table illustrates the effect on net income and earnings per share had compensation cost for stock-based compensation been determined based on the grant date fair values of awards (in thousands except share data - refer to next page for table):

                                                            Three Months Ended
                                                           --------------------
                                                          March 26,    March 27,
                                                             2005        2004
                                                           -------      -------
Net income:
    As reported                                            $   (83)     $    70
      Add total stock-based compensation
      expense determined under APB opinion
      25, net of related tax effects                             3            3
      (Deduct) total stock-based employee
      compensation expense determined
      under the fair value method based for all
      awards, net of related tax benefits                      (22)         (15)
                                                           -------      -------

                                                           $  (102)     $    58
                                                           =======      =======

Basic earnings (loss) per share:
    As reported                                            $ (0.02)     $  0.01
    Pro forma                                              $ (0.02)     $  0.01
Diluted earnings (loss) per share:
    As reported                                            $ (0.02)     $  0.01
    Pro forma                                              $ (0.02)     $  0.01


Weighted average shares outstanding:
    Basic                                                    5,312        5,312
                                                           =======      =======

    Diluted                                                  5,312        5,513
                                                           =======      =======

Note 2 - Inventories

Inventories are stated at the lower of cost or market, determined using the first-in, first-out method, or net realizable value and are composed of the following (in thousands):

        Raw materials                                                   $ 2,466
        Work in process                                                     217
        Finished goods                                                      714
                                                                        -------

                                                                          3,397
        Less reserve for slow moving & obsolete items                      (609)
                                                                        -------

                                                                        $ 2,788
                                                                        =======


Note 3 - Earnings per Share

Basic earnings per share is computed by dividing the net income attributable to the common stockholders by the weighted average number of common shares outstanding during the period. There is no adjustment in the net income attributable to common stockholders. Diluted earnings per share reflect the potential dilution that could occur from common shares issuable through stock options and warrants, 0 equivalent shares in the first fiscal quarter of 2005 due to quarterly net loss and 201,351, equivalent shares in the first quarter of fiscal year 2004.

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

At December 25, 2004, the Company had approximately $5.2 million in net operating loss carryforwards for federal income tax purposes available to offset future taxable income. Certain of these loss carryforwards are limited to approximately $298,000 annually. Any unused net operating loss is carried forward. As a result of the limitation discussed above, it is probable that approximately $1.5 million of the Company's net operating loss will expire without utilization.

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

Revenue by product group is as follows (in thousands):

        SEGMENT SALES:
                                                          Three Months Ended
                                                         ---------------------
                                                        March 26,      March 27,
                                                          2005           2004
                                                         ------         ------
        BioProcessing                                    $2,592         $2,666
        OR                                                  398            424
                                                         ------         ------

                                                         $2,990         $3,090
                                                         ======         ======


Note 6 - Option Plan

The Company has an option plan referred to as the 2000 Option Plan (the "2000 Option Plan" or "Plan") with 600,000 shares of common stock reserved for option grants to key employees, directors and consultants. Exercise prices for the stock options will not be less than 100% of the fair market value of the stock on the date of grant. Options under the Plan expire not more than ten years from date of grant. Options under the Plan become exercisable over a 5 year period (20% per year). As of March 26, 2005, there were 574,050 options outstanding under the 2000 Option Plan. There were no options granted or forfeited during the three months ended March 26, 2005.

In addition to the 2000 Option Plan there are 265,624 non qualified stock options outstanding and 125,000 warrants.

Note 7- Comprehensive Income

Comprehensive income is comprised of net income and Other Comprehensive Income ("OCI"). OCI includes certain changes in stockholders' equity that are excluded from net income. Specifically, the Company includes in OCI changes in the fair value of unrealized gains and losses on Spectrum's available for sale securities. The activity in comprehensive income during the three month period ended March 26, 2005 was as follows (in thousands):


                                                                   Three Months
                                                                    Ended March
                                                                     26, 2005
                                                                   ------------

        Net (loss)                                                 $        (83)
        Unrealized (loss) on investment in
         marketable securities                                             (290)
        Tax benefit                                                         116
                                                                   ------------

        Comprehensive income                                       $       (257)
                                                                   ============


The activity in accumulated OCI, net of taxes for the three months ended March 26, 2005 was as follows (in thousands):


        Unrealized gain on securities available
         for sale (net of tax effect of $384
         at the beginning of the year)                             $        577

        Change in unrealized gain on securities
         available for sale (net of tax effect
         of $116)                                                          (174)

                                                                   ------------
        Unrealized gain on securities available
         for sale as of March 26, 2005, (net of
         tax effect of $268)                                       $        403
                                                                   ============


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements of Spectrum Laboratories, Inc. and Notes thereto contained elsewhere within this Report on Form 10-QSB. Except for the historical information contained herein, the following discussion may contain forward-looking statements that involve risks and uncertainties. The actual future results of the Company could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and those factors discussed in the Company's Form 10-KSB for the year ended December 25, 2004 as filed with the Securities and Exchange Commission and, from time to time, in the Company's other reports on file with the Commission.

Results of Operations

Sales

Total sales for the first quarter ended March 26, 2005 totaled $2,990,000, a decrease of $100,000 (3.2%), when compared to first quarter 2004. From a product perspective sales for both BioProcessing and OR products were below prior year by $74,000 (2.8%) and $26,000 (6.1%), respectively.

Gross Margin

Gross margin for the first quarter of 2005 was $1,191,000 (39.8%) versus prior year first quarter margin of $1,283,000 (41.5%). Current year quarterly margin was negatively impacted by lower sales and a higher scrap rate.

Selling, General & Administrative ("SG&A") and Research & Developmental Expenses ("R&D")

During the first quarter of 2005 R&D expenses were $206,000 while SG&A expenses were $1,031,000 resulting in a slight decrease in R&D expenses of $17,000 (7.68%) while SG&A expenses increased $89,000 (9.4%), when compared to first quarter of 2004. The decline in R&D expenditures principally related to a specific consulting agreement with a university in 2004 that totaled approximately $15,000. The increase in SG&A relates to $20,000 increase in legal expenditures, relating to Spectrum going private process. In addition, Spectrum has incurred increased executive management expenses of approximately $50,000 relating to its new President.

Net Income

Considering the above, net loss for the quarter was $83,000 versus net income of $70,000 in the first quarter of 2004.

Liquidity and Capital Resources

Cash used by operations for the first three months of 2005 was $20,000. Working capital components consumed cash of $130,000 principally due to the increase in accounts receivable of $135,000. Cash used in operating activities was also impacted by financing activity relating to $170,000 in bank loan payments and $24,000 in investing activity associated with the acquisition of equipment. This resulted in a net decrease in cash and current marketable securities for the first quarter of 2004 of $214,000 resulting in cash and current marketable securities balance at March 26, 2005 of $7,905,000.

Spectrum was not in compliance with one of its loan in covenants as of March 26, 2005 relating to cash flow to debt coverage. The Company received a covenant violation waiver from its bank on May 17, 2005.

In December of 2001 Spectrum entered into a specific research, licensing, manufacturing and supply agreements (the "Agreements") with an unrelated company, now known as Arbios Systems, Inc. ("Arbios"). These Agreements, among other aspects, resulted in Spectrum being granted 362,669 shares of Arbios. Arbios became a public company on October 30, 2003 and is now listed on the OTC Bulleting Board under the symbol of ABOS.OB. Arbios is an early-stage biomedical device company engaged in the discovery, acquisition and development of proprietary liver assist devices and new technologies useful in the diagnosis and treatment of acute liver failure. In compliance with SFAS No. 115 based on the listed trade price of $2.50 per share Spectrum allocated $907,000 as the fair market value reflecting this amount as accumulated other comprehensive income on its balance sheet as of December 27, 2003. The amount of the Arbios investment was adjusted to $961,000 as of December 25, 2004, per the listed trade quote of $2.65. Based on Arbios most recent trade price of $1.85, as of March 26, 2005, Spectrum reflected a decrease in fair market value during the first quarter of 2005 of $290,000 to $671,000 on its balance sheet as of March 26, 2005. Spectrum has classified this amount as a non current asset as it realizes there have been limited trades in Arbios and the potential to sell the stock may be limited. In addition, due to Arbios being an early stage developmental company, this investment may be subject to significant adjustments.

The Company is obligated under the terms of various operating lease agreements for manufacturing, warehouse and office facilities. Certain of these leases provide for rent escalation adjustments. Minimum future rental payments under these operating lease agreements for the final three quarters ending December 31, 2005 and the subsequent years ending December 31 are as follows: final three quarters 2005 $442,000 and $106,000 year ending 2006 (total $548,000).

Subsequent Events

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

To effectuate the above transactions Spectrum filed a Schedule 14C Information Statement with the Securities and Exchange Commission ("SEC") on October 12, 2004 with an amended Schedule 14C filed on March 2, 2005 In addition the Company filed a Schedule 13E-3 Transaction Statement on October 13, 2004 with a subsequent amended Schedule 13E-3A being filed on October 19, 2004 with an additional amended Schedule 13E-3A being filed on March 2, 2005. It is anticipated the reverse stock split and the Company becoming private will be effective in the second quarter of 2005. The Company has recognized approximately $85,000 in expense relating to going private, $20,000 in the first quarter of fiscal 2005 and $65,000 in fiscal 2004.

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

Item 6.  Exhibits and Reports on Form 8-K

          (a)   Exhibits

31 (a) & (b)      Rule 13a-14(a)/15d-14(a) Certifications

32 (a) & (b)      18 U.S.C. Section 1350 Certifications

          (b) The Company filed one Form 8-K during the quarter ended March 26, 2005 on January 5, 2005 relating to Stonefield Josephson, Inc. being named Spectrum's principal independent accountant.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 16, 2005.

SPECTRUM LABORATORIES, INC.
(Registrant)


/s/  Roy T. Eddleman
--------------------
Signature

Roy T. Eddleman
Chief Executive Officer



/s/  Brian A. Watts
-------------------
Signature

Brian A. Watts
Chief Financial Officer/Vice President of Finance