Form 10QSB
period 2005-06-25
SPECTRUM LABORATORIES INC /CA
filed 2005-08-16
CIK 319013

================================================================================

                        SECURITES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 25, 2005

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

   Number of shares of Common Stock outstanding as of July 31, 2005: 5,312,468

                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

                                 YES [ ] NO [X]

================================================================================

                                                                                                             Page
                                                                                                             ----
Part I  -  FINANCIAL INFORMATION

Item 1.    Financial Statements
           Consolidated Balance Sheet as of June 25, 2005                                                      3
           Consolidated Statements of Income for the Three and Six Months Ended
             June 25, 2005 and June 26, 2004                                                                   4
           Consolidated Statements of Cash Flows for the Three and Six Months
             Ended June 25, 2005 and June 26, 2004                                                             5
           Notes to Consolidated Statements                                                                    6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
            Operations                                                                                         9

Item 3.    Controls and Procedures                                                                            11


Part II -  OTHER  INFORMATION

Item 1.    Legal Proceedings                                                                                  11
Item 2.    Changes in Securities                                                                              11
Item 3.    Defaults Upon Senior Securities                                                                    11
Item 4.    Submission of Matters to a Vote of Security Holders                                                11
Item 5.    Other Information                                                                                  11
Item 6.    Exhibits and Reports on Form 8-K                                                                   11
Signature                                                                                                     12
Exhibits        Certifications - Chief Executive Officer and Chief Financial Officer




Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                               SPECTRUM LABORATORIES, INC.
                                CONSOLIDATED BALANCE SHEET
                                   AS OF JUNE 25, 2005
                        (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                       (UNAUDITED)


ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                     $ 7,064
   Marketable securities                                                             341
   Accounts receivable, net of allowances of $193                                  2,067
   Inventories                                                                     2,756
   Prepaid expenses                                                                  133
   Deferred taxes                                                                    525
                                                                                 -------
       Total current assets                                                       12,886

INVESTMENT IN MARKETABLE SECURITIES                                                  798
EQUIPMENT AND LEASEHOLD IMPROVEMENTS,
   net of accumulated depreciation of $6,503                                       1,104
GOODWILL                                                                           1,122
DEFERRED TAXES                                                                     1,145
PATENTS, subject to amortization, net of accumulated amortization of $273            477
OTHER ASSETS - Principally Artwork of $986                                         1,013
                                                                                 -------
       Total assets                                                              $18,545
                                                                                 =======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt                                          $ 1,020
   Accounts payable                                                                  449
   Accrued expenses and other current liabilities                                    379
                                                                                 -------
       Total current liabilities                                                   1,848

LONG-TERM DEBT, net of current maturities                                          4,555

PREFERRED STOCK of SUBSIDIARY - SLI ACQUISITION CORP                               1,755

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.01; 10,000,000 shares authorized;
     none issued and outstanding                                                      --
   Common stock, $.01 par value, 25,000,000 shares authorized;
     5,312,468 shares issued and outstanding                                          53
   Additional paid-in capital                                                      8,637
   Accumulated other comprehensive income                                            479
   Retained earnings                                                               1,218
                                                                                 -------
       Total stockholders' equity                                                 10,387
                                                                                 -------
       Total liabilities and stockholders' equity                                $18,545
                                                                                 =======

 The accompanying notes are an integral part of these consolidated financial statements.



                                                SPECTRUM LABORATORIES, INC.
                                             CONSOLIDATED STATEMENTS OF INCOME
                                       (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                                        (UNAUDITED)


                                                         Three Months Ended                     Six Months Ended
                                                 ---------------------------------     ----------------------------------
                                                 June 25, 2005      June 26, 2004      June 25, 2005       June 26, 2004
                                                 --------------     --------------     --------------      --------------
NET SALES                                        $        3,358     $        3,512     $        6,348      $        6,602

COSTS AND EXPENSES
    Cost of sales                                         1,844              1,909              3,643               3,716
    Selling, general and administrative                   1,078                957              2,080               1,899
    Research and development                                222                171                428                 394
    Unrealized loss on marketable securities                 48                 --                 77                  --
    Other expense, primarily interest                        60                 20                142                  43
                                                 --------------     --------------     --------------      --------------

        Total costs and expenses                          3,252              3,057              6,370               6,052
                                                 --------------     --------------     --------------      --------------

Income (loss) before provision (benefit) of
    income taxes                                            106                455                (22)                550

Provision (benefit) for income taxes                         37                140                 (8)                165
                                                 --------------     --------------     --------------      --------------

        Net income (loss)                        $           69     $          315     $          (14)     $          385
                                                 ==============     ==============     ==============      ==============

Earnings (loss) per share:
    Basic                                        $         0.01     $         0.06     $        (0.00)     $         0.07
                                                 ==============     ==============     ==============      ==============

    Diluted                                      $         0.01     $         0.06     $        (0.00)     $         0.07
                                                 ==============     ==============     ==============      ==============

Weighted average shares outstanding:
    Basic                                                 5,312              5,312              5,312               5,312
                                                 ==============     ==============     ==============      ==============

    Diluted                                               5,540              5,523              5,312               5,518
                                                 ==============     ==============     ==============      ==============


                 The accompanying notes are an integral part of these consolidated financial statements.



                             SPECTRUM LABORATORIES, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED JUNE 25, 2005 AND JUNE 26, 2004
                                    (IN THOUSANDS)
                                     (UNAUDITED)


                                                                 2005         2004
                                                                -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income                                           $   (14)     $   385
    Adjustments to reconcile net (loss) income to net cash
      (used in) provided by operating activities:
      Depreciation and amortization                                 378          412
      Noncash compensation and warrant related expense                4            6
      Decrease in Other Assets                                       14           --
      Change in working capital components:
        (Increase) in accounts receivable                          (414)        (456)
        Decrease (Increase) in inventories                           60          (18)
        (Increase) Decrease in prepaid expenses                     (47)          63
        (Decrease) in accounts payable                              (65)        (175)
        (Decrease) Increase in accrued expenses                    (153)          41
                                                                -------      -------

        NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES        (237)         258
                                                                -------      -------

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
    Investment in marketable securities                            (417)          --
    Unrealized loss on investment in marketable securities           76           --
    Acquisition of equipment and leasehold improvements             (52)        (168)
                                                                -------      -------

        NET CASH (USED IN) INVESTING ACTIVITIES                    (393)        (168)
                                                                -------      -------

CASH FLOWS (USED IN) FINANCING ACTIVITIES:
    Principal payments of long-term debt                           (425)        (480)
                                                                -------      -------

        NET DECREASE IN CASH AND CASH EQUIVALENTS                (1,055)        (390)

CASH AND CASH EQUIVALENTS, beginning of period                    8,119        3,837
                                                                -------      -------

CASH AND CASH EQUIVALENTS, end of period                        $ 7,064      $ 3,447
                                                                =======      =======

                The accompanying notes are an integral part of these
                         consolidated financial statements.


                                            5

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

Estimates & Reserves - The Company's principal reserves relate to accounts receivable and inventory. A detailed review of these reserves is done annually with a general review quarterly. The Company believes these reserves are adequate and the amounts are consistent with prior year's level. A significant estimate is made in the annual impairment testing of goodwill. Changes in management's estimate of fair value of the Company could result in future impairment charges.

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

The calculations are based on a single-option valuation approach and forfeitures are recognized as they occur. The following table illustrates the effect on net income and earnings per share had compensation cost for stock-based compensation been determined based on the grant date fair values of awards (in thousands except share data - refer to next page for table):

                                                             Three Months Ended                         Six Months Ended
                                                    ------------------------------------      ------------------------------------
                                                     June 25, 2005        June 26, 2004        June 25, 2005        June 26, 2004
                                                    ---------------      ---------------      ---------------      ---------------
Net income (loss):
    As reported                                     $            69      $           315      $           (14)     $           385
      Add total stock-based compensation
      expense determined under APB opinion
      25, net of related tax effects                              1                    3                    4                    6
      (Deduct) total stock-based employee
      compensation expense determined
      under the fair value method based for all
      awards, net of related tax benefits                       (22)                 (14)                 (44)                 (29)
                                                    ---------------      ---------------      ---------------      ---------------

                                                    $            48      $           304      $           (54)     $           362
                                                    ===============      ===============      ===============      ===============

Basic earnings (loss) per share:
    As reported                                     $          0.01      $          0.06      $         (0.00)     $          0.07
    Pro forma                                       $          0.01      $          0.06      $         (0.01)     $          0.07
Diluted earnings (loss) per share:
    As reported                                     $          0.01      $          0.06      $         (0.00)     $          0.07
    Pro forma                                       $          0.01      $          0.06      $         (0.01)     $          0.07

Weighted average shares outstanding:
    Basic                                                     5,312                5,312                5,312                5,312
                                                    ===============      ===============      ===============      ===============

    Diluted                                                   5,540                5,523                5,312                5,518
                                                    ===============      ===============      ===============      ===============

Note 2 - Inventories

Inventories are stated at the lower of cost or market, determined using the first-in, first-out method, or net realizable value and are composed of the following (in thousands):


INVENTORY - PER INVENTORY LEAD SCHEDULE

                        Raw materials                                          $    2,360
                        Work in process                                               202
                        Finished goods                                                800
                                                                               -----------

                                                                                    3,362
                        Less reserve for slow moving & obsolete items                (606)
                                                                               -----------

                                                                               $    2,756
                                                                               ===========


Note 3 - Earnings per Share

Basic earnings per share is computed by dividing the net income attributable to the common stockholders by the weighted average number of common shares outstanding during the period. Due to the net loss for the first six months of 2005 there is no adjustment in the net income attributable to common stockholders. There were a combined total of 953,674 options and warrants outstanding as of June 25, 2005, which have been excluded from the calculation of diluted earnings per share because of their ant-dilutive effect. Diluted earnings per share reflect the potential dilution that could occur from common shares issuable through stock options and warrants (227,326 and 0 equivalent shares in the three and six month periods ending June 25, 2005, respectively and 210,345 and 205,848 equivalent shares in the three and six month periods ending June 26, 2004, respectively). Further, 726,348 combined options and warrants were excluded from calculating diluted earnings per share because of their anti-dilutive effect during the three months ended June 25, 2005 and a combined 605,329 and 609,826 were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect during the three and six months ended June 26, 2004.

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

Revenue by product group is as follows (in thousands):

                                  Three Months Ended                     Six Months Ended
                           ---------------------------------     ---------------------------------
                           June 25, 2005      June 26, 2004      June 25, 2005      June 26, 2004
                           --------------     --------------     --------------     --------------
         BioProcessing     $        2,897     $        3,108              5,489              5,774
         OR                           461                404                859                828
                           --------------     --------------     --------------     --------------

                           $        3,358     $        3,512     $        6,348     $        6,602
                           ==============     ==============     ==============     ==============


Note 6 - Option Plan

The Company has an option plan referred to as the 2000 Option Plan (the "2000 Option Plan" or "Plan") with 600,000 shares of common stock reserved for option grants to key employees, directors and consultants. Exercise prices for the stock options will not be less than 100% of the fair market value of the stock on the date of grant. Options under the Plan expire not more than ten years from date of grant. Options under the Plan become exercisable over a 5 year period (20% per year). As of June 25, 2005, there were 563,050 options outstanding under the 2000 Option Plan. There were no options granted and 11,000 options forfeited during the six months ended June 25, 2005.

In addition to the 2000 Option Plan there are 265,624 non qualified stock options outstanding and 125,000 warrants.

Note 7- Comprehensive Income

Comprehensive income is comprised of net income and Other Comprehensive Income ("OCI"). OCI includes certain changes in stockholders' equity that are excluded from net income. Specifically, the Company includes in OCI changes in the fair value of unrealized gains and losses on Spectrum's available for sale securities. The activity in comprehensive income during the six month period ended June 25, 2005 was as follows (in thousands):

                                                             Six Months Ended
                                                              June 25, 2005
                                                             ----------------
         Net income (loss)                                   $             69
         Unrealized (loss) on investment in
          marketable securities                                          (163)
         Tax benefit                                                       65
                                                             ----------------

         Comprehensive (loss)                                $            (29)
                                                             ================

The activity in accumulated OCI, net of taxes for the six months ended June 25, 2005 was as follows (in thousands):

         Unrealized gain on securities available for sale (net
          of tax effect of $384 at the beginning of the year)           $   577

         Change in unrealized gain on securities available for
          sale (net of tax effect of $65)                                   (98)
                                                                        --------
         Unrealized gain on securities available for sale as of
          June 25, 2005, (net of tax effect of $319)                    $   479
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

Results of Operations

Sales
Total sales for the second quarter ended June 25, 2005 totaled $3,358,000, a decrease of $154,000 (4.4%), when compared to second quarter 2004. From a product perspective sales for OR products during the second quarter increased $57,000 (14.1%) while BioProcessing sales decreased by $211,000 (6.8%). Sales on a year to date basis for 2005 were below prior year by $254,000 (3.8%) with OR product sales being $31,000 (3.7%) ahead of prior year while BioProcessing sales were $285,000 (4.95%) below prior year. The underperformance in BioProcessing was attributable to timing of orders, specifically to one OEM customer, with sales in excess of $500,000 in 2004 and no sales in 2005.

Gross Margin

Gross margin for the second quarter of 2005 was $1,514,000 (45.1%) versus prior year second quarter margin of $1,603,000 (45.6%). Year to date gross margin for 2005 was $2,705,000 (42.6%) versus prior year of $2,886,000 (43.7%).

Selling, General & Administrative ("SG&A") and Research & Developmental Expenses ("R&D") During the second quarter of 2005 R&D expenses were $222,000 while SG&A expenses were $1,078,000 resulting in an increases in R&D expenses of $51,000 (29.8%) while SG&A expenses increased $121,000 (12.6%), when compared to second quarter of 2004.

On a year to date bases R& D expenses total $428,000, an increase of $34,000 (8.6%) over 2004 while SG&A expenditures total $2,080,000, an increase over 2004 of $181,000 (9.5%) The increase in R&D expenses principally related to outside consultants and materials associated with the expansion of Spectrum's product line, partially offset by a specific consulting agreement with a university in 2004 that totaled approximately $25,000.

The increase in SG&A was comprised of approximately $50,000 associated with going its going private process, $43,000 related to translating its European subsidiary balance sheet and approximately $120,000 in increased management expenses attributable to Spectrum's new President. The net of these increased expenses were partially offset by a reversal of a management accrual of approximately $50,000 and other miscellaneous expenses totaling approximately $19,000.

Net Income

Considering the above, net income for the second quarter was $69,000 versus $315,000 in the second quarter of 2004. On a year to date basis, the Company has incurred a net loss of $14,000 compared to $385,000 in net income in 2004.

Liquidity and Capital Resources

Cash used by operations for the first six months of 2005 was $237,000. Working capital components consumed cash of $619,000 principally due to the increase in accounts receivable of $414,000 and the decrease in accounts payable and accrued expenses of $218,000. Cash used in operating activities was also impacted by financing activity relating to $425,000 in bank loan payments, $52,000 in investing activity associated with the acquisition of equipment and a current net investment in marketable securities of $341,000. The net of this activity resulted in a net decrease in cash for the first six months of 2004 of $1,055,000 resulting in cash balance at June 25, 2005 of $7,064,000.

Spectrum was not in compliance with one of its loan in covenants as of June 25, 2005 relating to cash flow to debt coverage. The Company received a covenant violation waiver from its bank on August 11, 2005.

In December of 2001 Spectrum entered into a specific research, licensing, manufacturing and supply agreements (the "Agreements") with an unrelated company, now known as Arbios Systems, Inc. ("Arbios"). These Agreements, among other aspects, resulted in Spectrum being granted 362,669 shares of Arbios. Arbios became a public company on October 30, 2003 and is now listed on the OTC Bulleting Board under the symbol of ABOS.OB. Arbios is an early-stage biomedical device company engaged in the discovery, acquisition and development of proprietary liver assist devices and new technologies useful in the diagnosis and treatment of acute liver failure. In compliance with SFAS No. 115 based on the listed trade price of $2.50 per share Spectrum allocated $907,000 as the fair market value reflecting this amount as accumulated other comprehensive income on its balance sheet as of December 27, 2003. The amount of the Arbios investment was adjusted to $961,000 as of December 25, 2004, per the listed trade quote of $2.65. Based on Arbios most recent trade price of $2.20, as of June 25, 2005, Spectrum reflected a decrease in fair market value during the first six months of 2005 of $163,000 to $798,000 on its balance sheet as of June 25, 2005. Spectrum has classified this amount as a non current asset as it realizes there have been limited trades in Arbios and the potential to sell the stock may be limited. In addition, due to Arbios being an early stage developmental company, this investment may be subject to significant adjustments.

The Company is obligated under the terms of various operating lease agreements for manufacturing, warehouse and office facilities. Certain of these leases provide for rent escalation adjustments. Minimum future rental payments under these operating lease agreements for the final two quarters ending December 31, 2005 and the subsequent years ending December 31 are as follows: final two quarters 2005 $287,000 and $106,000 year ending 2006 (total $393,000).

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

To effectuate the above transactions Spectrum filed a Schedule 14C Information Statement with the Securities and Exchange Commission ("SEC") on October 12, 2004 with an amended Schedule 14C filed on August 5, 2005 In addition the Company filed a Schedule 13E-3 Transaction Statement on October 13, 2004 with a subsequent amended Schedule 13E-3A being filed on October 19, 2004 with an additional amended Schedule 13E-3A being filed on August 5, 2005. It is anticipated the reverse stock split and the Company becoming private will be effective in the third quarter of 2005. The Company has recognized approximately $115,000 in expense relating to going private, $50,000 in the six months of fiscal 2005 and $65,000 in fiscal 2004.

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

Item 3.  Defaults Upon Senior Securities
          None

Item 4.  Submission of Matters to a Vote of Security Holders
          None

Item 5.  Other Information
          None

Item 6.  Exhibits and Reports on Form 8-K
(a)      Exhibits

31(a)&(b)      Rule 13a-14(a)/15d-14(a) Certifications

32(a)&(b)      18 U.S.C. Section 1350 Certifications

(b) The Company did not file a Form 8-K during the quarter ended June 25, 2005.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 15, 2005.


SPECTRUM LABORATORIES, INC.
(Registrant)


/s/ Roy T. Eddleman
--------------------------
Signature
Roy T. Eddleman
Chief Executive Officer


/s/ Brian A. Watts
--------------------------
Signature
Brian A. Watts
Chief Financial Officer
/Vice President of Finance