Form 10QSB/A
period 2005-03-26
SPECTRUM LABORATORIES INC /CA
filed 2005-09-20
CIK 319013

--------------------------------------------------------------------------------


                        SECURITES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A


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

To effectuate the above transactions Spectrum filed a Schedule 14C Information Statement with the Securities and Exchange Commission ("SEC") on October 12, 2004 and has filed amendments, with the latest amended Schedule 14C filed on September 7, 2005. In addition the Company filed a Schedule 13E-3 Transaction Statement on October 13, 2004 with the latest amended Schedule 13E-3A being filed on September 7, 2005. The Company has recognized approximately $85,000 in expense relating to going private, $20,000 in the first quarter of fiscal 2005 and $65,000 in fiscal 2004.


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


SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 19, 2005.


SPECTRUM LABORATORIES, INC.
(Registrant)


/s/  Roy T. Eddleman
--------------------
Signature

Roy T. Eddleman
Chief Executive Officer



/s/  Brian A. Watts
-------------------
Signature

Brian A. Watts
Chief Financial Officer/Vice President of Finance