Form 10QSB/A
period 2005-06-25
SPECTRUM LABORATORIES INC /CA
filed 2005-09-20
CIK 319013

================================================================================

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

To effectuate the above transactions Spectrum filed a Schedule 14C Information Statement with the Securities and Exchange Commission ("SEC") on October 12, 2004 and has filed amendments, with the latest amended Schedule 14C filed on Septmber 7, 2005. In addition the Company filed a Schedule 13E-3 Transaction Statement on October 13, 2004 with the latest amended Schedule 13E-3A being filed on September 7, 2005. The Company has recognized approximately $115,000 in expense relating to going private, $50,000 in the six months of fiscal 2005 and $65,000 in fiscal 2004.


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