Form 10KSB/A
period 2004-12-25
SPECTRUM LABORATORIES INC /CA
filed 2005-09-27
CIK 319013

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A


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

         To effectuate the above transactions Spectrum filed a Schedule 14C Information Statement with the Securities and Exchange Commission ("SEC") on October 12, 2004 and has filed amendments with the latest amended Schedule 14C filed on September 7, 2005 In addition the Company filed a Schedule 13E-3 Transaction Statement on October 13, 2004 with the latest amended Schedule 13E-3A being filed on September 7, 2005. The Company has recognized approximately $65,000 in expense as of December 25, 2004 relating to going private.

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