Form 10QSB
period 2005-09-24
SPECTRUM LABORATORIES INC /CA
filed 2005-11-15
CIK 319013

                          SECURITES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                     FORM 10-QSB

          [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 24, 2005

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

 Number of shares of Common Stock outstanding as of October 31, 2005: 5,312,468


                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

                                 YES [ ] NO [X]

                                                                                                            Page
                                                                                                            ----
Part I  - FINANCIAL INFORMATION

Item 1.   Financial Statements
          Consolidated Balance Sheet as of September 24, 2005                                                3
          Consolidated Statements of Income for the Three and Nine Months Ended
          September 24, 2005 and September 25, 2004                                                          4
          Consolidated Statements of Cash Flows for the Nine Months Ended September 24, 2005 and
          September 25, 2004                                                                                 5
          Notes to Consolidated Statements                                                                   6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
           Operations                                                                                        9

Item 3.   Controls and Procedures                                                                           11


Part II - OTHER  INFORMATION

Item 1.   Legal Proceedings                                                                                 11
Item 2.   Changes in Securities                                                                             11
Item 3.   Defaults Upon Senior Securities                                                                   11
Item 4.   Submission of Matters to a Vote of Security Holders                                               11
Item 5.   Other Information                                                                                 11
Item 6.   Exhibits and Reports on Form 8-K                                                                  11
Signature                                                                                                   12
Exhibits    Certifications - Chief Executive Officer and Chief Financial Officer



Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                           SPECTRUM LABORATORIES, INC.
                           Consolidated Balance Sheet
                            AS OF SEPTEMBER 24, 2005
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                            $ 7,107
   Marketable securities available for sale                                 395
   Accounts receivable, net of allowances of  $191                        1,938
   Inventories                                                            2,817
   Prepaid expenses                                                         157
   Deferred taxes                                                           525
                                                                        -------

       Total current assets                                              12,939

INVESTMENT IN MARKETABLE SECURITIES                                         689
EQUIPMENT AND LEASEHOLD IMPROVEMENTS,
   net of accumulated depreciation of  $6,623                             1,001
GOODWILL                                                                  1,122
DEFERRED TAXES                                                            1,188
PATENTS, subject to amortization, net of accumulated
  amortization of $288                                                      462
OTHER ASSETS - Principally Artwork of $986                                1,038
                                                                        -------

       Total assets                                                     $18,439
                                                                        -------

                                                                        -------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt                                 $ 1,020
   Accounts payable                                                         552
   Accrued expenses and other current liabilities                           407
                                                                        -------

       Total current liabilities                                          1,979

LONG-TERM DEBT, net of current maturities                                 4,300

PREFERRED STOCK of SUBSIDIARY - SLI ACQUISITION CORP                      1,755

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.01; 10,000,000 shares authorized;
     none issued and outstanding                                             --
   Common stock, $.01 par value, 25,000,000 shares authorized;
     5,312,468 shares issued and outstanding                                 53
   Additional paid-in capital                                             8,637
   Accumulated other comprehensive income                                   413
   Retained earnings                                                      1,302
                                                                        -------

       Total stockholders' equity                                        10,405
                                                                        -------

       Total liabilities and stockholders' equity                       $18,439
                                                                        -------


The accompanying notes are an integral part of these consolidated financial statements.

                                             SPECTRUM LABORATORIES, INC.
                                          CONSOLIDATED STATEMENTS OF INCOME
                                     (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                                     (UNAUDITED)


                                                              Three Months Ended               Nine Months Ended
                                                        ----------------------------     ---------------------------
                                                         September        September       September       September
                                                         24, 2005         25, 2004        24, 2005        25, 2004
                                                        -----------      -----------     -----------     -----------
NET SALES                                               $     3,409      $     3,564     $     9,757     $    10,166

COSTS AND EXPENSES
    Cost of sales                                             1,970            2,016           5,613           5,732
    Selling, general and administrative                       1,069            1,005           3,149           2,904
    Research and development                                    246              221             674             615
    Unrealized (gain) loss on marketable securities             (55)              --              22              --
    Warrant related                                              --              130              --             130
    Other expense, primarily interest                            51               19             193              62
                                                        -----------      -----------     -----------     -----------

        Total costs and expenses                              3,281            3,391           9,651           9,443
                                                        -----------      -----------     -----------     -----------

Income before provision of income taxes                         128              173             106             723

Provision for income taxes                                       44               63              36             228
                                                        -----------      -----------     -----------     -----------

        Net income                                      $        84      $       110     $        70     $       495
                                                        ===========      ===========     ===========     ===========

Earnings per share:
    Basic                                               $      0.02      $      0.02     $      0.01     $      0.09
                                                        ===========      ===========     ===========     ===========

    Diluted                                             $      0.02      $      0.02     $      0.01     $      0.09
                                                        ===========      ===========     ===========     ===========

Weighted average shares outstanding:
    Basic                                                     5,312            5,312           5,312           5,312
                                                        ===========      ===========     ===========     ===========

    Diluted                                                   5,557            5,590           5,470           5,575
                                                        ===========      ===========     ===========     ===========


The accompanying notes are an integral part of these consolidated financial statements.




                             SPECTRUM LABORATORIES, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
             NINE MONTHS ENDED SEPTEMBER 24, 2005 AND SEPTEMBER 25, 2004
                                   (IN THOUSANDS)
                                     (UNAUDITED)


                                                                 2005         2004
                                                               -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                 $    70      $   495
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                519          616
      Noncash compensation and warrant related expense               4          139
      Change in working capital components:
        (Increase) in accounts receivable                         (285)        (477)
        (Increase) in inventories                                   (1)        (215)
        (Increase) Decrease in prepaid expenses                    (71)          10
        Increase (Decrease) in accounts payable                     38         (126)
        (Decrease) Increase in accrued expenses                   (125)         299
      (Increase) in Other Assets                                   (11)          --
                                                               -------      -------

        NET CASH PROVIDED BY OPERATING ACTIVITIES                  138          741
                                                               -------      -------

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
    Investment in marketable securities                           (417)          --
    Unrealized loss on investment in marketable securities          22           --
    Acquisition of equipment and leasehold improvements            (75)        (272)
                                                               -------      -------

        NET CASH (USED IN) INVESTING ACTIVITIES                   (470)        (272)
                                                               -------      -------

CASH FLOWS (USED IN) FINANCING ACTIVITIES:
    Principal payments of long-term debt                          (680)        (720)
                                                               -------      -------

        NET DECREASE IN CASH AND CASH EQUIVALENTS               (1,012)        (251)

CASH AND CASH EQUIVALENTS, beginning of period                   8,119        3,837
                                                               -------      -------

CASH AND CASH EQUIVALENTS, end of period                       $ 7,107      $ 3,586
                                                               =======      =======


The accompanying notes are an integral part of these consolidated financial statements.


                                       5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The calculations are based on a single-option valuation approach and forfeitures are recognized as they occur. The following table illustrates the effect on net income and earnings per share had compensation cost for stock-based compensation been determined based on the grant date fair values of awards (in thousands except share data - refer to next page for table):

                                                         Three Months Ended                Nine Months Ended
                                                    ----------------------------      ---------------------------
                                                     September        September        September        September
                                                     24, 2005         25, 2004         24, 2005         25, 2004
                                                    -----------      -----------      -----------      -----------
Net income:
    As reported                                     $        84      $       110      $        70      $       495
      Add total stock-based compensation
      expense determined under APB opinion
      25, net of related tax effects                         --                3                4                9
      (Deduct) total stock-based employee
      compensation expense determined
      under the fair value method based for all
      awards, net of related tax benefits                   (18)             (15)             (62)             (44)
                                                    -----------      -----------      -----------      -----------

                                                    $        66      $        98      $        12      $       460
                                                    ===========      ===========      ===========      ===========

Basic earnings per share:
    As reported                                     $      0.02      $      0.02      $      0.01      $      0.09
    Pro forma                                       $      0.01      $      0.02      $      0.00      $      0.09
Diluted earnings per share:
    As reported                                     $      0.02      $      0.02      $      0.01      $      0.09
    Pro forma                                       $      0.01      $      0.02      $      0.00      $      0.08

Weighted average shares outstanding:
    Basic                                                 5,312            5,312            5,312            5,312
                                                    ===========      ===========      ===========      ===========

    Diluted                                               5,557            5,590            5,470            5,575
                                                    ===========      ===========      ===========      ===========


The Company was not in compliance with one of its loan covenants as of September 24, 2005 relating to cash flow to debt coverage. The Company received a covenant violation waiver from its bank on November 14, 2005.

Note 2 - Inventories

Inventories are stated at the lower of cost or market, determined using the first-in, first-out method, or net realizable value and are composed of the following (in thousands):


         Raw materials                                             $ 2,415
         Work in process                                               180
         Finished goods                                                828
                                                                   -------
                                                                     3,423
         Less reserve for slow moving & obsolete items                (606)
                                                                   -------
                                                                   $ 2,817
                                                                   =======


Note 3 - Earnings per Share

Basic earnings per share is computed by dividing the net income attributable to the common stockholders by the weighted average number of common shares outstanding during the period. There are a combined total of 918,674 options and warrants outstanding as of September 24, 2005, as disclosed in Note 6 - Option Plan. Diluted earnings per share reflect the potential dilution that could occur from common shares issuable through stock options and warrants (244,053 and 157,126 equivalent shares in the three and nine month periods ending September 24, 2005, respectively and 277,252 and 263,009 equivalent shares in the three and nine month periods ending September 25, 2004, respectively).

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

Revenue by product group is as follows (in thousands):


                               Three Months Ended          Nine Months Ended
                          -------------------------    -------------------------
                           September      September     September      September
                           24, 2005       25, 2004      24, 2005       25, 2004
                          ----------     ----------    ----------     ----------
         BioProcessing    $    2,934     $    3,142         8,423      8,916
         OR                      475            422         1,334          1,250
                          ----------     ----------    ----------     ----------

                          $    3,409     $    3,564    $    9,757     $   10,166
                          ==========     ==========    ==========     ==========


Note 6 - Option Plan

The Company has an option plan referred to as the 2000 Option Plan (the "2000 Option Plan" or "Plan") with 600,000 shares of common stock reserved for option grants to key employees, directors and consultants. Exercise prices for the stock options will not be less than 100% of the fair market value of the stock on the date of grant. Options under the Plan expire not more than ten years from date of grant. Options under the Plan become exercisable over a 5 year period (20% per year). As of September 24, 2005, there were 528,050 options outstanding under the 2000 Option Plan. There were no options granted and 46,000 options forfeited during the nine months ended September 24, 2005.

In addition to the 2000 Option Plan there are 265,624 non qualified stock options outstanding and 125,000 warrants.

Note 7- Comprehensive Income

Comprehensive income is comprised of net income and Other Comprehensive Income ("OCI"). OCI includes certain changes in stockholders' equity that are excluded from net income. Specifically, the Company includes in OCI changes in the fair value of unrealized gains and losses on Spectrum's available for sale securities. The activity in comprehensive income during the nine month period ended September 24, 2005 was as follows (in thousands):


                                                        Nine Months Ended
                                                        September 24, 2005
                                                        -------------------
Net income                                              $               70
Unrealized (loss) on investment in
 marketable securities                                                (272)
Tax benefit                                                            108
                                                        -------------------
Comprehensive (loss)                                    $              (94)
                                                        ===================


The activity in accumulated OCI, net of taxes for the nine months ended September 24, 2005 was as follows (in thousands):


Unrealized gain on securities available for sale (net of  tax
 effect of $384 at the beginning of the year)                        $     577

Change in unrealized gain on securities available for sale
 (net of tax effect of $108)                                              (164)

                                                                     ---------
Unrealized gain on securities available for sale as of
 September 24, 2005, (net of tax effect of $276)                     $     413
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

Results of Operations

Sales Total sales for the third quarter ended September 24, 2005 totaled $3,409,000, a decrease of $155,000 (4.3%), when compared to third quarter 2004. >From a product perspective sales for OR products during the third quarter increased $53,000 (12.6%) while BioProcessing sales decreased by $208,000 (6.6%). Sales on a year to date basis for 2005 were below prior year by $409,000 (4.0%) with OR product sales being $84,000 (6.7%) ahead of prior year while BioProcessing sales were $493,000 (5.5%) below prior year. The underperformance in BioProcessing was attributable to one OEM customer, with sales in excess of $750,000 in 2004 and no sales in 2005.

Gross Margin

Gross margin for the third quarter of 2005 was $1,439,000 (42.2%) versus prior year third quarter margin of $1,548,000 (43.4%). Year to date gross margin for 2005 was $4,144,000 (42.5%) versus prior year of $4,434,000 (43.6%).

Selling, General & Administrative ("SG&A") and Research & Developmental Expenses ("R&D") During the third quarter of 2005 R&D expenses were $246,000 while SG&A expenses were $1,069,000 resulting in an increases in R&D expenses of $25,000 (11.3%) while SG&A expenses increased $64,000 (6.4%), when compared to third quarter of 2004. On a year to date bases R&D expenses total $674,000, an increase of $59,000 (9.6%) over 2004 while SG&A expenditures total $3,149,000, an increase over 2004 of $245,000 (8.4%) The increase in R&D expenses principally related to outside consultants and materials associated with the expansion of Spectrum's product line, partially offset by a specific consulting agreement with a university in 2004 that totaled approximately $25,000.

The increase in SG&A was comprised of approximately $50,000 associated with the going private process, $67,000 related to translating its European subsidiary balance sheet and approximately $115,000 in increased management expenses attributable to Spectrum's new President. The net of these increased expenses were partially offset by a reversal of a management accrual of approximately $50,000 and other miscellaneous expenses totaling approximately $63,000.

Net Income

Considering the above, net income for the third quarter was $84,000 versus $110,000 in the third quarter of 2004. On a year to date basis, net income was $70,000 compared to 2004 year to date net income of $495,000.

Liquidity and Capital Resources

Cash provided by operations for the first nine months of 2005 was $138,000. Working capital components consumed cash of $444,000 principally due to the increase in accounts receivable of $285,000 and the decrease in accrued expenses of $125,000. Cash flow was also impacted by financing activity relating to $680,000 in bank loan payments, $75,000 in investing activity associated with the acquisition of equipment and a current net investment in marketable securities of $395,000. The net of this activity resulted in a net decrease in cash for the first nine months of 2005 of $1,012,000 resulting in a cash balance at September 24, 2005 of $7,107,000.

Spectrum was not in compliance with one of its loan covenants as of September 24, 2005 relating to cash flow to debt coverage. The Company received a covenant violation waiver from its bank on November 14, 2005.

In December of 2001 Spectrum entered into specific research, licensing, manufacturing and supply agreements (the "Agreements") with an unrelated company, now known as Arbios Systems, Inc. ("Arbios"). These Agreements, among other aspects, resulted in Spectrum being granted 362,669 shares of Arbios. Arbios became a public company on October 30, 2003 and is now listed on the OTC Bulleting Board under the symbol of ABOS.OB. Arbios is an early-stage biomedical device company engaged in the discovery, acquisition and development of proprietary liver assist devices and new technologies useful in the diagnosis and treatment of acute liver failure. In compliance with SFAS No. 115 based on the listed trade price of $2.50 per share Spectrum allocated $907,000 as the fair market value reflecting this amount as accumulated other comprehensive income on its balance sheet as of December 27, 2003. The amount of the Arbios investment was adjusted to $961,000 as of December 25, 2004, per the listed trade quote of $2.65. Based on Arbios most recent trade price of $1.90, as of September 23, 2005, Spectrum reflected a decrease in fair market value during the first nine months of 2005 of $272,000 to $689,000 on its balance sheet as of September 24, 2005. Spectrum has classified this amount as a non current asset as it realizes there have been limited trades in Arbios and the potential to sell the stock may be limited. In addition, due to Arbios being an early stage developmental company, this investment may be subject to significant adjustments.

The Company is obligated under the terms of various operating lease agreements for manufacturing, warehouse and office facilities. Certain of these leases provide for rent escalation adjustments. Minimum future rental payments under these operating lease agreements for the final quarter ending December 31, 2005 and the subsequent years ending December 31 are as follows: final quarter 2005 $113,000 and $106,000 year ending 2006 (total $219,000).

Subsequent Events

The Board of Directors of Spectrum elected on October 6, 2004 to amend its Certificate of Incorporation to effect a 1 for 25,000 reverse stock split. Stockholders, subsequent to the reverse stock split, holding fractional shares, would be paid $2.56 per share for each pre reverse stock split share. The Board of Directors then elected to effectuate a going private transaction, as subsequent to the reverse stock split the Company anticipates it will only have 3 shareholders.

To effectuate the above transactions Spectrum filed a Schedule 14C Information Statement with the Securities and Exchange Commission ("SEC") on October 12, 2004 and subsequently filed a number of amendments. A definitive Schedule 14C was filed on November 2, 2005. In addition the Company filed a Schedule 13E-3 Transaction Statement on October 13, 2004 with the latest amended Schedule 13E-3A being filed on October 25, 2005. The Company has recognized approximately $115,000 in expense relating to going private, $50,000 in the nine months of fiscal 2005 and $65,000 in fiscal 2004. Spectrum currently estimates it will amend its Certificate of Incorporation in late November or early December of 2005 to effectuate the above discussed reverse stock split. Subsequently the Company will file Form 15 with the SEC, to effectuate being a private company.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

31 (a) & (b)      Rule 13a-14(a)/15d-14(a) Certifications

32 (a) & (b)      18 U.S.C. Section 1350 Certifications

(b) The Company did not file a Form 8-K during the quarter ended September 24, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2005.

SPECTRUM LABORATORIES, INC.
(Registrant)


/s/ Roy T. Eddleman
-------------------------------------------------
Signature
Roy T. Eddleman
Chief Executive Officer



/s/ Brian A. Watts
-------------------------------------------------
Signature
Brian A. Watts
Chief Financial Officer/Vice President of Finance